Form 10-K
period 1993-12-31
HANNA M A CO/DE
filed 1994-03-18
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D. C.  20549



                                 FORM 10-K



             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


Fiscal year ended December 31, 1993          Commission file number 1-5222


                            M. A. HANNA COMPANY
          (Exact name of registrant as specified in its charter)


       STATE OF DELAWARE                                    34-0232435
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)


1301 E. NINTH STREET, SUITE 3600, CLEVELAND, OHIO                44114-1860
     (Address of principal executive offices)                   (Zip code)


          Registrant's telephone number, including area code 216-589-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
   Title of each class                                 which registered
Common Stock, $1 par value                         New York Stock Exchange
                                                   Chicago Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                          YES  X    NO

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of February 18, 1994: $855,231,228.00.

          Common Shares outstanding as of February 18, 1994:   23,756,423.



              DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (1) Registrant's definitive proxy statement distributed to stockholders dated March 17, 1994, filed with the Commission pursuant to Regulation 14A and incorporated by reference into Parts I and III of this Form 10-K; and (2) Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1993, incorporated by reference into Parts I and II of this Form 10-K. With the exception of the information specifically incorporated by reference, neither the Registrant's proxy statement nor the 1993 Annual Report to stockholders is deemed to be filed as part of this Form 10-K.

     Except as otherwise stated, the information contained in this report is given as of December 31, 1993, the end of the Registrant's last fiscal year.

                             PART I
ITEM 1.   BUSINESS

(a)       Acquisitions and Dispositions

               In May 1993, the Registrant completed its previously announced acquisition of Global Processing Company, a specialty rubber compounder located in Santa Fe Springs, California. With annual sales of approximately $10 million and 50 associates, Global Processing is one of the leading fluoroelastomer compounders in the United States.

               Also in May 1993, the Registrant announced an agreement to acquire the thermoplastic resin distribution business of Plasticos Polisol S.A. de C.V., based in Mexico City, as part of Registrant's program to establish a polymer processing and distribution capability in Mexico. In furtherance of this program, Registrant through its Hanna Polimeros, S.A. de C.V. subsidiary, began construction of a processing plant near Mexico City in January 1994, which is scheduled for start-up in June 1994. Also, another subsidiary, M. A. Hanna de Mexico, S.A. de C.V., was formed to engage in the polymers distribution business in Mexico.

               In June 1993, the Registrant completed its previously announced acquisition of the engineered materials division of Cookson America Inc., comprised of certain assets of Monmouth Plastics, a leading producer of flame retardant polyolefins, located in Freehold, New Jersey, and Texapol Corporation, a major producer of engineering thermoplastic compounds, located in Bethlehem, Pennsylvania. With combined annual sales of approximately $32 million, the two units serve end markets that include the electrical/electronics, consumer durables, appliances and automotive industries.

               In August 1993, Amoco Performance Products, Inc., a subsidiary of Amoco Chemical Company and a leading producer of engineering thermoplastics, named Registrant a distributor of Amodel polyphthalamide (PPA) resins. Also, in July 1993, Himont, Incorporated, entered into an agreement naming the Registrant as a distributor of Himont's resin products in the United States.

               Also in August 1993, the Registrant completed an agreement with Sumika Polymers America Corporation, a Sumitomo Chemical subsidiary, for the construction and operation of a manufacturing facility to produce a family of value-added thermoplastic compounds in Dyersburg, Tennessee. The facility will be designed jointly by Sumika and the Registrant's Colonial Plastics unit, with start-up scheduled for August 1994.

               In November 1993, the Registrant announced that it had reached a preliminary agreement to sell its elastomeric membrane roofing material business based in Kingstree, South Carolina, to Firestone Building Products Company, a division of Bridgestone/Firestone, Inc. The sale is expected to close in the first quarter of 1994.

               In December 1993, the Registrant sold its BenePlan
          Strategies unit, a third-party administrator of medical benefits based in Dayton, Ohio, to Harrington Services
          Corporation, based in Columbus, Ohio.

               Also in December 1993, the Registrant purchased for $27.5 million warrants for 2.75 million shares of its common stock held by Brascan Limited of Toronto. The warrants had been issued to Brascan in 1991 as part of the purchase of 7.7 million shares of the Registrant that Brascan had acquired in 1982.

               Two of Registrant's plastics color and additive concentrate units, Allied Color Industries, Inc., based in Broadview Heights, Ohio, and Avecor, Inc., based in Vonore, Tennessee were merged effective January 1, 1994. The combined businesses, with annual sales of approximately $70 million and seven manufacturing facilities, will operate as Allied Color Industries, Inc.

               On March 16, 1994, the Registrant acquired North Coast Compounders, a producer of thermoplastic elastomers ("TPEs"). Based in North Ridgeville, Ohio, with approximately 50 employees, North Coast Compounders produces proprietary TPEs, alloys and blends, and also engages in toll compounding.

(b) See the financial information regarding the Registrant's business segments set forth at pages 30 through 31 of the Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1993, which pages are incorporated herein by this reference.

(c)
     (1)(i)

          Formulated Polymers

               (a) Processing

               The Registrant, through its Burton Rubber
          Processing, Inc., Colonial Rubber Works, Inc., Global Processing Company, MACH-I Compounding, Monmouth Plastics, Plastic Distributing Corporation, Southwest Chemical Services, Inc., and Texapol Corporation business units, engages in the custom compounding of plastic and rubber materials to the specifications of manufacturers of plastic and rubber products for customers located throughout the United States and Canada.

               Through its Allied Color Industries, Inc., PMS Consolidated, Inc., Synthecolor S.A. and Wilson Color business units, the Registrant manufactures custom formulated colorants in the form of color concentrates, liquid dispersions, dry colorants, and additives for customers in the plastics industry throughout the United States, Canada and Europe. PMS Consolidated and Wilson Color also produce specialty colorants and additives for the automobile, vinyl siding and textile industries and for the wire and cable industry, respectively. Through its Hanna Polimeros unit, Registrant is scheduled to begin manufacturing colorants in Mexico in 1994.

               (b)  Resin Distribution

               Through its Bruck Plastics Company, Fiberchem, Inc., Plastic Distributing Corporation and M.A. Hanna de Mexico business units, the Registrant distributes polymer resins in North America.

               (c)  Polymer Products

               Through its Cadillac Plastic Group business unit, Registrant engages in the worldwide distribution of plastic sheet, rod, tube, and film products to industrial and retail customers as well as cutting and machining plastic products to customers' specifications and thermoforming plastic into products such as skylights and signs.

               Registrant, through its Day International Printing and Textile Products business unit, engages in the manufacture and worldwide sale of printing blankets and print rollers for the printing industry and aprons, cots, and other consumable supplies for the textile industry.

               Through its Colonial Rubber Works, Inc. business unit, Registrant manufactures molded sponge automotive parts for customers located throughout the United States and Canada.

          Other Operations

               Net sales and operating revenues from Registrant's operations outside the formulated polymers industry do not individually constitute 10 percent or more of Registrant's consolidated revenues.

(1) (iii)      In Registrant's formulated polymers processing
          segment the primary raw materials required are natural and synthetic rubbers, plastics, and chemicals, all of which are available in adequate supply. The primary raw materials required by Registrant's colorant subsidiaries are plastics, chemicals, and organic and inorganic pigments, all of which are available in adequate supply.

(1) (iv)       Registrant's formulated polymers business units own
          numerous patents and registered trademarks, which are important in that they protect the Registrant's corresponding inventions and trademarks against infringement by others and thereby enhance Registrant's position in the marketplace. The patents vary in duration from 1 year to 17 years, and the trademarks have an indefinite life which is based upon continued use.

(1) (x)        The custom compounding of plastic and rubber
          materials is highly competitive, with product quality and service to customers being principal factors affecting competition. Registrant is the largest independent custom compounder of rubber and a leading compounder of plastics in the United States in terms of pounds produced.

               The manufacture of custom formulated colorants for the plastics industry is highly competitive with product quality and service to customers being principal factors affecting competition. Registrant is one of the leading producers of custom formulated colorants in the United States and Europe.

               The distribution of plastic sheet, rod, tube, film products, and polymer resins is highly competitive with product quality and service to customers being principal factors affecting competition. Registrant is one of the leading distributors of such products in the world.

               The manufacture of molded sponge automotive parts is highly competitive, with quality, price and service to customers being principal factors affecting competition. Information generally available indicates that Registrant is the leading supplier of such parts in the United States.

               The manufacture of printing blankets and rollers is highly competitive, with image quality and durability being principal factors affecting competition. Registrant ranks as one of the world's leading producers of these products. The manufacture of aprons, cots, and other consumable supplies for the textile industry is highly competitive, with quality and price being the principal factors affecting competition. Registrant ranks among the larger producers of such products in the United States.

(1) (xii)      At each of its operations the Registrant, its
          subsidiaries, and associated companies are governed by laws and regulations designed to protect the environment and in this connection Registrant has adopted a corporate policy which directs compliance with the various requirements of these laws and regulations. The Registrant believes that it, its subsidiaries and associated companies are in substantial compliance with all such laws and regulations, although it recognizes that these laws and regulations are constantly changing.

               There are presently no material estimated capital expenditures for further environmental control facilities projected by the Registrant, its subsidiaries and associated companies for any of its operations.

(1) (xiii)     Registrant employs 6,334 persons at its consolidated
          operations (6,333 in 1992) and manages operations for others that employ 2,235 persons (2,351 in 1992).

(d) (1)        See information regarding Registrant's international
          operations at page 30 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1993, which page is incorporated herein by this reference.

   (2) The international operations in which the Registrant and its subsidiaries have equity interests, and the investments of the Registrant and its subsidiaries in such companies, may be affected from time to time by foreign political and economic developments, laws and regulations, increases or decreases in costs in such countries and changes in the relative values of the various currencies involved.


ITEM 2.  PROPERTIES

     The table below sets forth the principal plants and properties owned or leased by the Registrant's formulated polymers business units. For properties which are leased, the date of expiration of the current term of the lease is indicated followed by an "R" if the lease is subject to renewal or a "P" if the property is subject to an option to purchase. Properties which are shown as owned are owned in fee simple, subject to any mortgages on the properties.
In addition to mortgages, some properties are subject to minor encumbrances of a nature which do not materially affect the Registrant's operations.

     In addition, several business units of Registrant lease floor space at various locations within the United States. They are used by the regional branches for sales offices, for the distribution of Registrant's products, for fabrication, and for warehousing. These are short-term leases.

     Registrant and certain of its business units lease or own space in various locations outside the United States, including
Australia, Belgium, Canada, the United Kingdom, France, Germany,
Mexico and Sweden.


                                                 Approximate
                                        Owned/      Size
Location            Facility           Leased     (sq. ft.)

Burton,             Burton rubber       Owned     160,000
 Ohio               compounding
_________________________________________________________________

Macedonia,          Burton plastic      Owned      87,000
 Ohio               compounding
_________________________________________________________________

Tillsonburg,        Burton rubber       Owned      60,000
 Ontario            compounding
_________________________________________________________________

Jonesboro,          Burton rubber       Owned      69,000
 Tennessee          compounding
_________________________________________________________________

Santa Fe Springs,   Global rubber       Leased     13,231
 California         compounding           1996
_________________________________________________________________

Broadview Heights,  Allied colorant     Owned      61,000
 Ohio               manufacturing
_________________________________________________________________

Greenville,         Allied colorant     Owned      11,000
 South Carolina     manufacturing
_________________________________________________________________

Phoenix,            Allied colorant     Owned      20,500
 Arizona            manufacturing
_________________________________________________________________

Vonore,             Allied colorant     Owned      47,000
 Tennessee          manufacturing
_________________________________________________________________

North Kansas City,  Allied colorant     Leased     44,000
  Missouri          manufacturing         1998
_________________________________________________________________

San Fernando,       Allied colorant     Leased     50,000
 California         manufacturing         1998
_________________________________________________________________

Vancouver,          Allied colorant     Leased     35,000
 Washington         manufacturing       2002-R
_________________________________________________________________

Troy,               Cadillac Plastic    Leased     28,620
 Michigan           headquarters        1998-R
_________________________________________________________________

Romeoville,         Bruck headquarters  Leased    103,000
 Illinois           & distribution      2008-P
_________________________________________________________________

Seattle,            Fiberchem           Leased     79,000
 Washington         headquarters &      2005-R-P
                    distribution
_________________________________________________________________

Three Rivers,       Day printing        Owned      57,943
 Michigan           products manufacturing
_________________________________________________________________

Dundee,             Day printing/       Owned     101,000
 Scotland           textile products
                    manufacturing
_________________________________________________________________

Lerma,              Day printing        Owned      45,000
  Mexico            products manufacturing
_________________________________________________________________

Arden,              Day printing/       Owned     240,580
 North Carolina     textile products
                    manufacturing
_________________________________________________________________

Kingstree,          Colonial polymer    Owned     381,354
 South Carolina     compounding and
                    products manufacturing
_________________________________________________________________

Dyersburg,          Colonial polymer    Owned     862,399
 Tennessee          compounding and
                    products manufacturing
_________________________________________________________________

Bethlehem,          Texapol engineered  Leased     82,000
 Pennsylvania       thermoplastic       2004-P
                    compounding
_________________________________________________________________

Suwanee,            PMS Consolidated,   Owned      20,000
 Georgia            Inc., headquarters
_________________________________________________________________

Somerset,           PMS colorant        Owned      44,300
 New Jersey         manufacturing
_________________________________________________________________

Florence,           PMS colorant        Leased     30,000
 Kentucky           manufacturing       1994-R-P
_________________________________________________________________

Gastonia,           PMS colorant        Leased     32,150
 North Carolina     manufacturing         1997
_________________________________________________________________

Elk Grove Village,  PMS colorant        Owned      51,870
 Illinois           manufacturing
_________________________________________________________________

St. Peters,         PMS colorant        Owned      32,480
 Missouri           manufacturing
_________________________________________________________________

Fort Worth,         PMS colorant        Owned      75,080
 Texas              manufacturing
_________________________________________________________________

Norwalk,            PMS colorant        Owned      94,000
 Ohio               manufacturing
_________________________________________________________________

Gardena,            PMS colorant        Owned      46,652
 California         manufacturing
________________________________________________________________

Carolina,           PMS colorant        Leased     12,600
 Puerto Rico        manufacturing         1994
_________________________________________________________________

Buford,             PMS colorant        Leased     73,000
 Georgia            manufacturing       1997-R
_________________________________________________________________

Milford,            PMS colorant        Leased     20,600
 New Hampshire      manufacturing       1995-R
_________________________________________________________________

Coral Springs,      PMS research &      Leased     18,000
 Florida            development
_________________________________________________________________

Toluca,             Hanna Polimeros     Owned      22,000
 Mexico             colorant
                    manufacturing (6/94)
_________________________________________________________________

LaPorte,            Southwest Chemical  Owned     200,000
 Texas              polymer compounding
_________________________________________________________________

Ayer,               PDC headquarters &  Leased     82,000
 Massachusetts      distribution        2000\2-P
_________________________________________________________________

Houston,            PDC compounding &   Leased
 Texas              distribution          1997     88,000
                                          1998     44,120
_________________________________________________________________

Statesville,        PDC distribution    Leased     48,240
 North Carolina                           1998
_________________________________________________________________

Neshanic Station,   Wilson headquarters Leased    123,000
 New Jersey         & colorant          1997-R-P
                    manufacturing
_________________________________________________________________

Assesse,            Wilson colorant     Owned     120,976
 Belgium            manufacturing
_________________________________________________________________

Tossiat,            Wilson colorant     Owned      87,188
 France             manufacturing
_________________________________________________________________

Bendorf,            Wilson colorant     Owned      72,086
 Germany            manufacturing
_________________________________________________________________

Angered,            Wilson colorant     Owned      22,259
 Sweden             manufacturing
_________________________________________________________________

Paris,              Synthecolor         Owned      46,285
 France             colorant            Leased     16,146
                    manufacturing
________________________________________________________________

     Registrant's combined annual plastic and rubber compounding capacity and colorant manufacturing capacity, based on the estimated design capacities of Registrant's plants amounts to approximately 770 million pounds of compounded rubber products, 795 million pounds of compounded plastic products and over 235 million pounds of colorants. A variation in the mix of products produced at a given plant results in a corresponding increase or decrease in the quantity (in pounds) of products that can be produced at full capacity. Beyond these estimated capacities for Registrant's rubber and plastic compounding and colorant manufacturing properties, there are no comparative measurement units of production capacity that reasonably can be ascribed to Registrant's other properties in the formulated polymer segment.

     Registrant's 50 percent-owned partnership, DH Compounding
Company, owns and operates an engineering plastics compounding plant in Clinton, Tennessee. The 100,000 square foot plant has an annual design capacity of 60 million pounds.


ITEM 3.   LEGAL PROCEEDINGS

     The State of Idaho filed suit in 1983 in the U.S. District Court of the District of Idaho against the Registrant and certain other named and unnamed defendants based on allegations of violation of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 and state environmental law and upon allegations of strict liability and maintenance of public nuisance. The state filed amended complaints in 1990 and 1993. In 1993 the U.S. Government also sued the Registrant and the other defendants in the same court, advancing essentially the same theories of liability. Plaintiffs are seeking reimbursement from the defendants for damages to the environment and all costs for clean-up of the area around the Blackbird Mine, now owned by a limited partnership in which the Registrant is the limited partner. The general partner in the limited partnership is a major North American mining company which has been actively participating in the defense of this action. The Registrant and the other defendants filed answers asserting various defenses and served third-party complaints against former owners and operators of the Blackbird Mine and the U.S. Government and certain of its departments and agencies, alleging that such third-party defendants are legally responsible for the alleged natural resources damage. The Registrant and the other defendants are conducting discovery. An independent consulting firm undertook a study of the Blackbird Mine and in 1985 presented several abatement alternatives with estimated construction costs ranging from $3.4 to $8.2 million and estimated operation and maintenance costs ranging from $200,000 to $600,000 annually for an indeterminate period. However, to date no definitive cost estimates or remediation plans have been prepared and submitted to the regulatory authorities. Registrant's insurance carrier has reserved its rights to deny coverage and has sued Registrant for declaratory judgement on this coverage issue, but is funding certain legal defense costs. If the Registrant is found liable, it may seek to recover its costs from the general partner pursuant to the limited partnership agreement. In view of the fact that Registrant's liabilities have not been determined, the remediation costs have not been definitively estimated and the insurance coverage has not been accepted by the carrier, it is not possible at this time to state the amount of Registrant's future costs or liabilities or the probability of insurance recoveries; however, Registrant believes that the matter will be resolved without a material adverse effect on Registrant's business or financial position.

     Registrant, through its indirect wholly-owned subsidiary, Cadillac Plastic Group, Inc. (formerly Day International Corporation), is obligated for costs of environmental remediation measures taken and to be taken in connection with certain of Cadillac's businesses related to operations that have been sold or discontinued. These include the clean-up of Superfund sites and participation with other companies in the clean-up of hazardous waste disposal sites, several of which have been designated as Superfund sites. Registrant has established reserves for Cadillac's liabilities for environmental remediation, which do not reflect potential insurance recoveries and which management believes is adequate to cover Cadillac's ultimate exposure. Registrant believes that these liabilities will not have a material adverse effect on the Registrant's business or financial condition.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



_______   EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table lists information as of March 18 1994, as to each executive officer of the Registrant, including his position with the Registrant as of that date and other positions held by him during at least the past five years:


M. D. Walker                  Chairman and Chief Executive
 Age - 61                     Officer.  Chairman and Chief
                              Executive Officer, September 1986 to
                              date; President, December 1988 -
                              May 1989.


D. J. McGregor                President and Chief Operating
 Age - 53                     Officer.  Senior Vice President-
                              Operations of the Registrant, March
                              1988 - September 1988; Executive
                              Vice President, September 1988 -
                              May 1989; President and Chief
                              Operating Officer, May 1989 to date.

S. P. Chong                   Vice President-Total Quality
 Age - 51                     Planning & Technical Services.  Vice
                              President-Technical Services, 1986 -
                              May 1990; Vice President Total
                              Quality Planning & Technical
                              Services, May 1990 to date.


G. W. Henry                   Vice President - Operations.
 Age - 48                     Comptroller, 1985 - July 1990; Vice
                              President, 1987 - July 1990; Vice
                              President - Marine Services and
                              Special Projects, July 1990 -
                              February 1992; Vice President -
                              Operations, February 1992 to date.


J. S. Pyke, Jr.               Vice President and Secretary.
 Age - 55                     Secretary, 1973 to date; Vice
                              President, 1979 to date.


D. R. Schrank                 Vice President and Chief Financial
 Age - 45                     Officer.  Senior Vice President and
                              Chief Financial Officer, Sealy, Inc.
                              (bedding manufacturer) 1989 to
                              September 1993.  Vice President and
                              Chief Financial Officer of the
                              Registrant, September 1993 to date.


W. J. Tremblay                Vice President - Taxes,
 Age - 62                     1983 to date.


L. C. Van Hoeven, Jr.         Vice President and Treasurer.
 Age - 57                     Treasurer, 1980 to date.  Vice
                              President, November 1987 to date.


T. E. Lindsey                 Comptroller.  Assistant Comptroller
 Age - 43                     of the Registrant 1987 to July 1990;
                              Comptroller, July 1990 to date.



                            PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

          See the tables regarding Registrant's Stock Price Data at page 35 and Stock Information at page 36 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1993, which tables are incorporated herein by this reference.



ITEM 6.   SELECTED FINANCIAL DATA

          See Selected Financial Data at page 36 of Registrant's
          Annual Report distributed to stockholders for the fiscal year ended December 31, 1993, which Selected Financial
          Data is incorporated herein by this reference.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          See pages 37 through 38 of Registrant's Annual Report distributed to stockholders for the fiscal year ended
          December 31, 1993, which pages are incorporated herein by this reference.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See pages 22 through 39 of Registrant's Annual Report distributed to stockholders for the fiscal year ended
          December 31, 1993, which pages and section are incorporated herein by this reference.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Directors

          See the table listing nominees for directors on page 2 of Registrant's definitive proxy statement distributed to stockholders dated March 17, 1994, filed with the Commission pursuant to Regulation 14A, which table is incorporated herein by this reference.

          Executive Officers

          See the item captioned "Executive Officers of the Registrant" in Part I of this Form 10-K, which item is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

          See the section captioned "Executive Compensation" through the section captioned "Directors' Compensation" at pages 5 through 13 of Registrant's definitive proxy statement distributed to stockholders dated March 17, 1994, filed with the Commission pursuant to Regulation 14A, which sections are incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a)       Security Ownership of Certain Beneficial Owners:

          See the section captioned "Holdings of Shares of the Company's Common Stock" at pages 4 through 5 of
          Registrant's definitive proxy statement distributed to stockholders dated March 17, 1994 filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.

(b)       Security Ownership by Management:

          See the table, and footnotes thereto, regarding beneficial ownership of the Registrant's Common Stock by management, at page 3 of Registrant's definitive proxy statement distributed to stockholders dated March 17, 1994 filed with the Commission pursuant to Regulation 14A, which table and footnotes are incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          See the section captioned "Transactions with Directors" at page 4 of Registrant's definitive proxy statement distributed to stockholders dated March 17, 1994 filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.


                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(a)  1. and 2. --   The response to this portion of Item 14 is
                    submitted as a separate section commencing on page F-1 of this Form 10-K.

     3. List of Exhibits. [Those documents listed below that are incorporated herein by reference to Registrant's earlier periodic reports were filed with the Commission under Registrant's File No. 1-5222.]

          (i)  Exhibits filed pursuant to Regulation S-K (Item
               601):


(3)  Articles of Incorporation and By-laws.

     (a) Registrant's Articles of Incorporation (as restated as of November 13, 1989, and currently in effect), filed as Exhibit 3(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, and incorporated herein by this reference.

     (b) Registrant's By-laws (as amended and restated as of March 2, 1988, and currently in effect), filed as Exhibit 3(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by this reference.


 (4) Instruments Defining the Rights of Security Holders:

     (a)  Rights Agreement, dated December 4, 1991, between the
     Registrant and Ameritrust Company National Association, filed as Exhibit 4.1 to Registrant's Form 8-K dated December 4,
     1991, and incorporated herein by this reference.


     (b)  Credit Agreement, dated September 15, 1989 between the
     Registrant, Citibank, N.A. and the other banks signatory thereto, a copy of which will be provided to the Commission upon request.


     (c) Indenture dated September 15, 1991 between the Registrant and Ameritrust Company, National Association, Trustee relating to Registrant's $100,000,000 aggregate principal amount of 9% Senior Notes due 1998 and $150,000 aggregate principal amount of 9 3/8% Senior notes due 2003, filed as Exhibit 4 to the Registrant's Form S-3 filed on September 18, 1991, and incorporated herein by this reference.


     (d) Indenture dated September 26, 1991 between the Registrant and Ameritrust Texas, National Association, Trustee, relating to Registrant's $50,000,000 aggregate principal amount of 9% Notes due 1998, filed as Exhibit 4 to the Registrant's Form S-3 filed on October 24, 1991, and incorporated herein by this reference.


     (e) Associates Ownership Trust Agreement dated September 12, 1991, between Registrant and Wachovia Bank of North Carolina, filed as Exhibit 28.3 to Registrant's Current Report on Form 8-K dated September 12, 1991, and incorporated herein by this reference.


(10)  Material Contracts:


     *(a) The Restated 1979 Executive Incentive Compensation Plan of the Registrant, filed as Exhibit 5 to the Form S-8 Registration Statement No. 2-70755 filed with the Commission on February 19, 1981 and incorporated herein by this reference, and amendment to the Plan, as ratified and approved by Registrant's stockholders on October 3, 1983, filed as
     Exhibit 10(c) to Registrant's Form 10-K for the fiscal year ended December 31, 1983 and incorporated herein by this reference. Also amendment to the Plan as approved by Registrant's stockholders on May 1, 1985, filed as Exhibit 10(c) to Registrant's Form 10-K for the fiscal year ended December 31, 1985 and incorporated herein by this reference.


     *(b) Forms of 1985 Stock Option Agreement, 1985 Grant of Appreciation Rights and 1985 Grant of Performance Rights under the 1979 Executive Incentive Compensation Plan, filed as
     Exhibit 10(g) to Registrant's Form 10-K for the fiscal year ended December 31, 1985 and incorporated herein by this reference.


     *(c) Forms of 1987 Stock Option Agreement, 1987 Grant of Appreciation Rights and 1987 Grant of Performance Rights under the 1979 Executive Incentive Compensation Plan, filed as
     Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, and incorporated herein by this reference.


     *(d) 1988 Long-Term Incentive Plan, and forms of Grants of Stock Options, Grants of Appreciation Rights and Grants of Long-Term Incentive Units thereunder, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by this reference. Also forms of 1989 Stock Option Agreement, 1989 Grant of Appreciation Rights and 1989 Grant of Long-Term Incentive Units, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by this reference. Also 1990 Amendment to the Plan, filed as Exhibit 10(e) to Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by this reference and forms of 1990 Stock Option Agreement, 1990 Grant of Appreciation Rights and 1990 Grant of Long-Term Incentive Units, filed as Exhibit 10(e) to Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by this reference. Also 1991 Amendment to the Plan, and forms of 1991 Stock Option Agreement, 1991 Grant of Appreciation Rights, 1991 Grant of Long Term Incentive Units, and 1991 Stock Option Agreement with non-employee directors of Registration, filed as Exhibit 10(f) to Registrant's Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by this reference. Also forms of 1992 Stock Option Agreement and 1992 Grant of Long Term Incentive Units, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by this reference.


     *(e) Form of Supplemental Deferred Compensation agreement in which any of the five most highly compensated executive officers of the Registrant participates, refiled herewith.


     *(f) Form of Supplemental Death Benefits agreement in which any of the five most highly compensated executive officers of the Registrant participates, refiled herewith.


     *(g) Form of Employment Agreement dated as of February 17, 1989 between Registrant and certain of Registrant's executive officers filed as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by this reference. Also (i) Employment Agreement dated August 6, 1986, as amended March 5, 1987 and December 1, 1992 between M. D. Walker and the Registrant, filed as Exhibit 10(h)(i) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by this reference; (ii) Employment Agreement dated as of September 27, 1993, between
     D. R. Schrank and Registrant, filed as Exhibit (a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by this reference; and (iii) Employment Agreement dated March 1, 1993 between D. J. McGregor and Registrant, filed herewith.


     *(h) Description of Directors' compensation and retirement plan, set forth in the section captioned "Directors' Compensation" on pages 12 and 13 of Registrant's definitive proxy statement dated March 17, 1994, as distributed to stockholders and filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.


     *(i) Excess Benefit Plan in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit 10(j) to Registrant's Annual Report on Form
     10-K for the fiscal year ended December 31, 1992 and incorporated herein by this reference.


     *(j) Supplemental Retirement Benefit Plan in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit 10 (k) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by this reference.


     [*- Identifies management contract or compensation plans or arrangements filed pursuant to Item 601(b)(10)(iii)(A)]


(11) Computation of per share earnings, filed herewith.


(13) Registrant's Annual Report as distributed to stockholders for the fiscal year ended December 31, 1993, filed herewith.


(21) Subsidiaries of the Registrant, filed herewith.


(23) Consent of Independent Auditors, filed herewith.


(24) Powers of Attorney of certain Directors of Registrant, filed herewith.



     (ii) Other exhibits:

          Financial statements (and consent of independent auditors) pursuant to Form 11-K and Rule 15d-21 for the year ended December 31, 1993, for the Capital Accumulation Plan for Salaried Employees of M. A. Hanna Company and Associated Companies, and for stock purchase/savings plans of Registrant's subsidiaries and divisions will be filed as exhibits to the Form 10-K under a Form 10-KA amendment not later than June 30, 1994.


(b)  Since September 30, 1993, Registrant has filed no reports on
     Form 8-K.


(c) The response to this portion of Item 14 is submitted as a separate Section commencing on page X-1 of this Form 10-K.


(d) The response to this portion of Item 14 is submitted as a separate section commencing on page F-1 of this Form 10-K.


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              M. A. HANNA COMPANY
                                   (Registrant)


Date:  March 18, 1994    By   /s/J. S. Pyke, Jr.
                              J. S. Pyke, Jr.
                              Vice President and Secretary


          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:  March 18, 1994    By   /s/M. D. Walker
                              M. D. Walker, Chairman and Chief
                              Executive Officer (Principal
                              Executive Officer) and Director



Date:  March 18, 1994    By   /s/D. R. Schrank
                              D. R. Schrank, Vice President
                              and Chief Financial Officer
                              (Principal Financial Officer)


Date:  March 18, 1994    By   /s/T. E. Lindsey
                              T. E. Lindsey, Comptroller
                              (Principal Accounting Officer)










                                   B. C. Ames, Director


                                   W. R. Embry, Director


                                   J. T. Eyton, Director


By /s/T. E. Lindsey                G. D. Kirkham, Director
   T. E. Lindsey
   Attorney-in-Fact
                                   M. L. Mann, Director

Date: March  18, 1994
                                   P. M. Marshall, Director


                                   D. J. McGregor, Director


                                   R. W. Pogue, Director











                          FORM 10-K

                   ITEM 14(a) (1) and (2)

             FINANCIAL STATEMENTS AND SCHEDULES

                     M. A. HANNA COMPANY



The following consolidated financial statements of the Registrant and its consolidated subsidiaries, included in the annual report of the Registrant to its stockholders for the year ended December 31, 1993, are incorporated herein by reference in Item 8:

    Summary of accounting policies
    Consolidated balance sheets - December 31, 1993 and 1992
    Consolidated statements of income, stockholders' equity and cash flows - years ended December 31, 1993, 1992 and 1991
    Notes to financial statements

The following consolidated financial information, together with the report of the independent accountants, are included in Item 14 (d):

        Schedule VIII - Valuation and qualifying accounts
        Schedule   IX - Short-term borrowings
        Schedule    X - Supplementary income statement information


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Financial statements of unconsolidated subsidiaries or 50% or less owned persons accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute a significant subsidiary.






                             F-1



              Report Of Independent Auditors



Board of Directors
M.A. Hanna Company

We have audited the accompanying consolidated balance sheets of M.A. Hanna Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(1) and (2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.A. Hanna and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in notes to the financial statements, in 1992 the Company changed its method of accounting for post-retirement benefits other than pensions and income taxes.


/s/ Ernst & Young


January 31, 1994


                                      F-2






                                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                       M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES


               COL. A                     COL. B             COL. C                                  COL. D            COL. E
                                                            ADDITIONS
                                   Balance at Beginning        (1)               (2)                               Balance at End
            DESCRIPTION                  of Period      Charged to Costs   Charged to Other  Deductions - Describe   of Period
                                                          and Expenses   Accounts - Describe

Year ended December 31, 1993:
  Deducted from asset accounts:
    Allowance for doubtful accounts     $8,003,000         $3,939,000        $188,000 (a)       $2,539,000  (c)     $10,912,000
                                                                            1,321,000 (b)

Year ended December 31, 1992:
  Deducted from asset accounts:
    Allowance for doubtful accounts     $6,329,000         $2,373,000      $1,067,000  (a)      $2,657,000  (c)      $8,003,000
                                                                              891,000  (b)

Year ended December 31, 1991:
  Deducted from asset accounts:
    Allowance for doubtful accounts     $7,473,000         $2,790,000        $793,000  (a)      $4,954,000  (c)      $6,329,000
                                                                              227,000  (b)





 (a)  Reserves of companies acquired.

 (b)  Charge included in income(loss) from discontinued operations.

 (c)  Uncollectible amounts written off.


                                                            F-3



                                      SCHEDULE IX - SHORT-TERM BORROWINGS

                               M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

              COL. A                 COL. B     COL. C         COL. D             COL. E            COL. F

                                     Balance   Weighted       Maximum            Average           Weighted
       CATEGORY OF AGGREGATE        at End of   Average        Amount             Amount            Average
       SHORT-TERM BORROWINGS        of Period  Interest     Outstanding        Outstanding       Interest Rate
                                                 Rate    During the Period  During the Period  During the Period

Year ended December 31, 1993

  Notes payable to banks
    by foreign subsidiaries        $2,478,108    7.08%       $3,960,008      $2,012,417  (1)      8.03%  (2)

Year ended December 31, 1992

  Notes payable to banks
    by foreign subsidiaries        $2,311,958    6.45%       $2,826,279      $1,828,051  (1)      7.22%  (2)

Year ended December 31, 1991

  Notes payable to banks
    by foreign subsidiaries        $2,145,434    9.19%       $7,178,279      $4,197,706 (1)      10.82%  (2)





(1)  The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balance by 12.

(2)  The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.




                                                    F-4


               SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                   M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES



               COL. A                                            COL. B
                ITEM                                  Charged to Costs and Expenses


                                                         Year ended December 31
                                                     1993          1992          1991
Maintenance and repairs                          $21,177,000   $19,051,755   $17,291,633

Amortization of intangibles:
    Goodwill                                      9,794,000     9,394,000     9,203,000
    Other intangibles                             7,518,000     7,014,734     6,283,038

Taxes, other than payroll and income taxes:

    Real estate and personal property                (A)           (A)           (A)
    Other                                            (A)           (A)           (A)

Royalties                                            (A)           (A)           (A)

Advertising                                          (A)           (A)           (A)





Note A - Not presented as such amount is less than 1% of total sales and revenues.


                                          F-5