Form 10-Q
period 1994-03-31
HANNA M A CO/DE
filed 1994-05-11
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549


                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED March 31, 1994



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



                                   NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report



        Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                                Yes  X     No



        Common Shares Outstanding, as of the close of the period
                  covered by this report.  23,769,368

         M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                               INDEX





                                                                   PAGE

PART  I - FINANCIAL INFORMATION


      Item 1. Financial Statements.
                Consolidated Statements of Income -
                  Three Months Ended March 31, 1994 and 1993          2

                Consolidated Balance Sheets -
                  March 31, 1994 and December 31, 1993                3

                Condensed Consolidated Statements of
                  Cash Flows - Three Months Ended
                    March 31, 1994 and 1993                           4

                Notes to Consolidated Financial Statements            5

      Item 2. Management's Discussion and Analysis of
                Interim Financial Condition and Results
                of Operations.                                      6-7


PART II - OTHER INFORMATION


      Item 4. Submission of Matters to a Vote of Security Holders     8


      Item 6. Exhibits and Reports on Form 8-K                        8

                                 PART I

           M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)




                                                            FIRST QUARTER
                                                          1994          1993
                                                        (Dollars in thousands
                                                        except per share data)


Net Sales                                               $416,012      $362,465

Costs and Expenses
  Cost of goods sold                                     333,334       290,691
  Selling, general and administrative                     53,823        48,510
  Provision for doubtful accounts                            714           888
  Other income                                              (598)       (1,073)
  Other expense                                            2,055         2,258
  Interest on debt                                         7,566         8,515
  Amortization                                             4,240         4,237
                                                         401,134       354,026
Income from Continuing Operations
  Before Income Taxes                                     14,878         8,439

  Income taxes                                             6,621         3,943
Income from Continuing Operations                          8,257         4,496
Income from Discontinued Operations                          -           1,344
Net Income                                              $  8,257      $  5,840

Net Income per Share of Common Stock
    Primary
      Continuing operations                             $    .40      $    .22
      Discontinued operations                                -             .07
      Net income                                        $    .40      $    .29

    Fully diluted
      Continuing operations                             $    .40      $    .21
      Discontinued operations                                -             .07
      Net income                                        $    .40      $    .28

Dividends per Common Share                              $  .1875      $   .175

                  M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)

                                                               MARCH       DECEMBER
                                                              31, 1994     31, 1993
                                                             (Dollars in thousands)
Assets

Current Assets
  Cash and cash equivalents                                 $   38,276   $   37,645
  Short-term securities                                            -          5,061
  Receivables                                                  224,198      211,242
  Inventories:
    Finished products                                          105,247      104,399
    Raw materials and supplies                                  37,458       34,123
                                                               142,705      138,522
  Prepaid expenses                                               6,153        4,494
  Deferred taxes                                                20,472       22,922
    Total current assets                                       431,804      419,886

Property, Plant and Equipment                                  366,849      359,880
  Less allowances for depreciation and depletion               156,606      147,318
                                                               210,243      212,562
Other Assets
  Goodwill and other intangibles                               379,988      382,822
  Investments and other assets                                  87,749       88,736
  Deferred taxes                                                35,550       37,296
                                                               503,287      508,854
                                                            $1,145,334   $1,141,302

      Liabilities and Stockholders' Equity

Current Liabilities
  Notes payable to banks                                    $    3,528   $    2,478
  Trade payables and accrued expenses                          273,826      270,566
  Current portion of long-term debt                                779          740
    Total current liabilities                                  278,133      273,784

Other Liabilities                                              178,123      179,959

Long-term Debt
  Senior notes                                                 300,000      300,000
  Other                                                          8,114       22,103
                                                               308,114      322,103
Stockholders' Equity
  Preferred stock, without par value
    Authorized 5,000,000 shares
    Issued 132 shares                                              -            -
  Common stock, par value $1
    Authorized 50,000,000 shares
    Issued 28,634,075 shares at March 31, 1994 and
      28,605,722 shares at December 31, 1993                    28,634       28,606
  Capital surplus                                              312,998      299,389
  Retained earnings                                            273,496      269,026
  Associates ownership trust                                  (117,665)    (115,214)
  Cost of treasury stock (4,864,707 shares at March 31,
    1994 and 4,864,707 shares at December 31, 1993)           (102,794)    (102,794)
  Minimum pension liability adjustment                          (8,577)      (8,577)
  Accumulated translation adjustment                            (5,128)      (4,980)
                                                               380,964      365,456
                                                            $1,145,334   $1,141,302

           M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)




                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                            1994       1993
                                                         (Dollars in thousands)


Cash Provided from (Used for) Operations
  Net income                                               $ 8,257   $  5,840
  Discontinued operations                                      -       (2,390)
  Depreciation and amortization                             12,470     12,791
  Companies carried at equity:
    Income                                                    (730)      (754)
    Dividends received                                         750        212
  Changes in operating assets and liabilities:
    Receivables                                             (9,997)   (19,632)
    Inventories                                             (3,496)    (1,814)
    Prepaid expenses                                        (1,602)       823
    Trade payables and other accruals                        4,081    (21,186)
  Restructuring obligations                                 (2,018)    (3,625)
  Other                                                      3,015      5,822
      Net operating transactions                            10,730    (23,913)

Cash Provided from (Used for) Investment Transactions
  Expenditures for property, plant and equipment            (4,657)    (3,433)
  Acquisition of companies, less cash acquired              (1,861)       -
  Acquisition obligations                                     (682)    (2,361)
  Sale of assets                                               -        3,390
  Sale of short-term securities                              5,061     15,768
  Other                                                        127        103
     Net investment transactions                            (2,012)    13,467

Cash Provided from (Used for) Financing Transactions
  Cash dividends paid                                       (3,791)    (3,408)
  Proceeds from the sale of common stock                     9,347        772
  Increase in debt                                             919      9,438
  Reduction in debt                                        (14,249)   (10,349)
     Net financing transactions                             (7,774)    (3,547)

  Effect of exchange rate changes on cash                     (313)      (565)

Cash and Cash Equivalents
  Increase(decrease)                                           631    (14,558)
  Beginning of period                                       37,645     54,277
  End of period                                            $38,276    $39,719

Cash paid during period
  Interest                                                 $14,903    $16,554
  Income taxes                                               1,968      2,944

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              March 31, 1994



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in the opinion of the Company include all adjustments necessary to present fairly the results of operations, financial position, and changes in cash flow. Reference should be made to the footnotes included in the 1993 Annual Report.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.


Acquisitions

On March 15, 1994, the Company acquired certain assets of North Coast Compounders, a producer of thermoplastic elastomers and other materials. The acquisition was accounted for using the purchase method of accounting. Had the acquisition been made at the beginning of 1993, reported results of operations would not be materially different.


Discontinued Operations

Discontinued operations in 1993 include $1.5 million from the sale of a former natural resources affiliate partially offset by $.2 million in operating losses related to the Company's elastomeric membrane roofing business. During the fourth quarter of 1993, the Company announced it had reached a preliminary agreement to sell the roofing business. The sale is expected to close in the second quarter of 1994.


Net Income Per Share of Common Stock

Primary net income per share of common stock is computed by dividing net income applicable to common stock by the average number of shares outstanding during the period (20,427,452 in 1994 and 20,272,151 in 1993). Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans. The effect of assuming the exercise of stock options was not significant in 1994.

The number of shares used to compute fully dilutive net income per share is based on the number of shares used for primary net income per share increased by the common stock equivalents which would arise from the exercise of stock options and stock warrants. The average number of shares used in the computation was 20,815,338 in 1994 and 20,501,030 in 1993.

On May 4, 1994, the Company announced a three-for-two stock split for shareholders of record on May 23, 1994 to be effected in the form of a stock dividend.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

           INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

Net sales increased from $362.5 million in 1993 to $416.0 million in 1994. Sales from polymer processing businesses increased $29.1 million due to higher unit volumes and acquisitions made in 1993. Resin distribution sales increased $15.6 million to $89.8 million in 1994 due to higher unit volumes. Polymer product sales increased from $103.7 million in 1993 to $112.8 million in 1994 due to higher unit volumes. Sales from other operations decreased from $3.5 million in 1993 to $1.7 million in 1994 due to the sale of a business in the fourth quarter of 1993.

Cost of goods sold increased $42.6 million to $333.3 million in 1994 and corresponds with the sales increases. As a percentage of sales, cost of goods sold was 80.1% in 1994 and 80.2% in 1993. The overall margin percentage was negatively impacted by .5 points because of the resin distribution businesses, which have faster growth with lower gross margins and the polymer products businesses, which have higher gross margins and slower growth.

Selling, general and administrative expenses increased $5.1 million in 1994 over 1993 levels due to acquisitions in polymer processing businesses in 1993 and higher sales activity from existing businesses. However, as a percentage of sales, selling, general and administrative expenses fell from 13.6% in 1993 to 13.1% in 1994, reflecting the Company's ongoing efforts to manage these costs.

Interest expense decreased from $8.5 million in 1993 to $7.6 million in 1994 due to lower average borrowings and lower interest rates.

Discontinued operations include $1.5 million from the sale of a former natural resources affiliate partially offset by $.2 million operating loss from the Company's elastomeric membrane roofing business. During the fourth quarter of 1993, the Company announced it had reached a preliminary agreement to sell the roofing business. The sale will close in the second quarter of 1994.


Liquidity and Sources of Capital

The Company's ability to generate significant cash flows from operations continued in the first quarter of 1994 with $10.7 million provided from operating activities. This amount includes the use of $11.0 million for working capital and $2.0 million for the payment of obligations related to prior restructurings. Investment transactions used $2.0 million and included $1.9 million related to acquisitions of businesses and $4.7 million for capital expenditures, partially offset by $5.1 million from sales of short-term securities. Financing activities used $7.8 million and include $3.8 million for dividends and $13.3 million for reductions in outstanding debt, partially offset by $9.3 million from proceeds from the sale of stock.

The current ratio was 1.6:1 at March 31, 1994 compared with 1.5:1 at December 31, 1993. Long-term debt to total capital was 44.7% at March 31, 1994 compared with 46.8% at December 31, 1993.

The Company has a credit agreement which provided commitments for borrowings up to $150 million through March 1994. Beginning March 1994, the bank commitments will be reduced by 12.5% of the aggregate amount of borrowings outstanding under the agreement each quarter for eight consecutive quarters. Commitments for borrowings under this agreement were $131.2 million at March 31, 1994. The arrangement provides for interest rates to be determined at the time of the borrowing based on a choice of formulas specified in the agreement. No borrowings were outstanding under this agreement at March 31, 1994.

The Company has repurchased a portion of its Senior Notes in the open market. As of May 10, the Company has repurchased Senior Notes with a face value of $64.0 million, which will result in an extraordinary after-tax charge to earnings in the second quarter of 1994 of approximately $4.0 million. Funds to repurchase the Senior Notes were obtained from existing cash flow as well as borrowings under the Company's credit agreements, which carry a lower rate of interest than the Senior Notes.

The Company also has a credit agreement which provides commitments for borrowings of up to 150 million French francs through November 1996. The agreement provides for interest rates to be determined at the time of borrowing. At March 31, 1994, borrowings outstanding under this commitment were 25 million French francs, or an equivalent of $4.4 million.

The Company believes that its ability to generate cash flows from operations and the availability of funds under existing credit facilities will be sufficient to meet anticipated capital expenditure programs, existing obligations arising from prior restructurings and acquisitions, dividend requirements and other planned financial commitments in 1994 throughout the term of the existing credit facilities.

Environmental Matters

The Company is subject to various laws and regulations concerning environmental matters. The Company is committed to a long-term environmental protection program that reduces emissions of hazardous materials into the environment as well as to the remediation of identified existing environmental concerns.

The Company is involved in certain legal actions and claims arising in the ordinary course of business including lawsuits brought by the State of Idaho in 1983 and the United States government in 1993 seeking reimbursement from the Company and other defendants for alleged damages to the environment and clean-up costs for the area around the Blackbird Mine in Idaho.

Claims have been made against a subsidiary of the Company for costs of environmental remediation measures taken or to be taken in connection with operations that have been sold or closed. These include the clean-up of Superfund sites and participation with other companies in the clean-up of hazardous waste disposal sites, several of which have been designated as Superfund sites. In April 1994, the New Jersey Department of Environmental Protection and Energy finalized a Record of Decision, which incorporates the agreed upon remediation to be performed by the Company's subsidiary at its Wharton, New Jersey site.

Reserves for such liabilities have been established and no insurance recoveries have been reflected in the determination of reserves. In management's opinion, such litigation and claims will be resolved without material adverse effect of the financial position of the Company.

                                    PART II



Item 4.  Submission of Matters to a Vote of Security Holders.

         a)  Annual meeting of stockholders held May 4, 1994.

         b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and nine directors were elected.

         c) The appointment of Ernst & Young as the Company's independent public accountants for the year 1994 was ratified and approved. There were 20,297,832 shares voted in the affirmative, 37,837 shares voted in the negative and 100,737 shares abstained.

         d) The 1994 amendments to the Company's 1988 Long-Term Incentive Plan were ratified and approved. There were 18,281,983 shares voted in the affirmative, 1,750,918 shares voted in the negative and 403,505 shares abstained.

         e) The adoption of the M.A. Hanna Company Directors' Deferred Fee Plan was ratified and approved. There were 19,292,188 shares voted in the affirmative, 662,415 shares voted in the negative and 481,803 shares abstained.



Item 6.  Exhibits and Reports on Form 8-K

         a) No reports on Form 8-K were filed during the quarter for which this report is filed.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       M. A. HANNA COMPANY (Registrant)



                                       /s/ Thomas E. Lindsey
                                       Thomas E. Lindsey
                                       Comptroller
                                       (Principal Accounting Officer)



Date:  May 11, 1994