Form 10-K/A
period 1993-12-31
HANNA M A CO/DE
filed 1994-06-28
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D. C.  20549

                           FORM 10-K/A NO. 1

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

Fiscal year ended: December 31, 1993    Commission file number 1-5222

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

          Registrant's telephone number, including area code 216-
589-4000

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

                        AMENDMENT NO. 1

          This Amendment No. 1 amends and supplements the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "Annual Report") filed on March 18, 1994, by M. A. Hanna Company. Unless otherwise indicated, all capitalized terms used below but not specifically defined herein shall have the same meaning set forth in the Annual Report.

ITEM 14(a)(3) List of Exhibits


Item 14(a)(3) List of Exhibits - "(ii) Other Exhibits" is hereby amended by deleting the anticipatory sentence thereunder and substituting the following in lieu thereof:

(1) Financial statements pursuant to Form 11-K and Rule d-21 for the year ended December 31, 1993 for the M. A. Hanna
     Company Capital Accumulation Plan and Trust, filed herewith.

(2) Financial statements pursuant to Form 11-K and Rule d-21 for the year ended December 31, 1993 for the Polymer
     Group Retirement Savings Plan (formerly called the
     Capital Accumulation and Savings Plan for Salaried
     Employees of Day International Corporation), filed herewith.

(3) Financial statements pursuant to Form 11-K and Rule d-21 for the fiscal year ended December 31, 1993 for the Allied Color Industries, Inc. Savings and Retirement Plan for Associates of the Vonore, TN, Kansas City, MO, San Fernando, CA, and Vancouver, WA, Operations and Trust (formerly the Avecor, Inc. Savings and Retirement Plan and Trust, filed herewith.

(4) Financial statements pursuant to Form 11-K and Rule d-21 for the fiscal year ended December 31, 1993 for The
     Burton Rubber Processing, Incorporated Savings and
     Retirement Plan and Trust, filed herewith.

(5) Financial Statements pursuant for Form 11-K and Rule d-21 for the fiscal year ended December 31, 1993 for the PMS
     Profit Sharing and Retirement Savings Plan and Trust, filed herewith.

(6) Financial statements pursuant for Form 11-K and Rule d-21 for the fiscal year ended December 31, 1993 for the Wilson Color Profit Sharing Plan and Trust, filed herewith.

(7) Financial statements pursuant to Form 11-K and Rule d-21 for the year ended December 31, 1993 for the Allied Color Industries, Inc. Profit Sharing Plan For Associates Of Broadview Heights, Oh, Greenville, SC and Phoenix, AZ, filed herewith.

(8) Financial statements pursuant to Form 11-K and Rule d-21 for the fiscal year ended December 31, 1993 for the Bruck
     Plastics Company Profit Sharing Plan , filed herewith.

(9) Financial statements pursuant to Form 11-K and Rule d-21 for the fiscal year ended December 31, 1993 for the Dayton Plastics Profit Sharing Plan and Trust, filed herewith.

(10) Financial Statements pursuant for Form 11-K and Rule d-21 for the fiscal year ended December 31, 1993 for the DH
     Compounding Savings and Retirement Plan, filed herewith.

(11) Financial statements pursuant for Form 11-K and Rule d-21 for the fiscal year ended December 31, 1993 for the Fiberchem, Inc. 401(K) Savings Plan, filed herewith.

(12) Financial statements pursuant for Form 11-K and Rule d-21 for the fiscal year ended December 31, 1993 for the Texapol Corporation Employees' 401(K) Savings Plan, filed herewith.

EXHIBIT INDEX

The Index to Exhibits is hereby amended by deleting it in its entirety and substituting in lieu thereof the attached Index to Exhibits.

ITEM 14(c) - Exhibits

Item 14(c)(i)(24) is hereby amended by adding and filing as an addition to Exhibit 14(c)(i)(23) the attached Consent of Independent Auditors.

Item 14(c)(ii) is hereby amended by adding and filing as Exhibits
(ii)(1) through (ii)(12) the above listed financial statements for the year ended December 31, 1993.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.


                              M. A. HANNA COMPANY
                                   (Registrant)



Dated:  June 27, 1994         By:  /s/  John S. Pyke, Jr.
                                   John S. Pyke, Jr.
                                   Vice President, General Counsel
                                   and Secretary

                                                      ITEM 14 (c)

                          EXHIBIT INDEX


                                              Sequential Page No.

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


     (10)  Material Contracts:


          *(a)      The Restated 1979 Executive
                    Incentive Compensation Plan of
                    the Registrant, filed as
                    Exhibit 5 to the Form S-8
                    Registration Statement No. 2-
                    70755 filed with the Commission
                    on February 19, 1981 and
                    incorporated herein by this
                    reference, and amendment to the
                    Plan, as ratified and approved
                    by Registrant's stockholders on
                    October 3, 1983, filed as
                    Exhibit 10(c) to Registrant's

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


          *(d)      1988 Long-Term Incentive Plan,
                    and forms of Grants of Stock
                    Options, Grants of Appreciation
                    Rights and Grants of Long-Term
                    Incentive Units thereunder,
                    filed as Exhibit 10(e) to
                    Registrant's Annual Report on
                    Form 10-K for the fiscal year
                    ended December 31, 1988, and
                    incorporated herein by this
                    reference.  Also forms of 1989
                    Stock Option Agreement, 1989
                    Grant of Appreciation Rights
                    and 1989 Grant of Long-Term
                    Incentive Units, filed as
                    Exhibit 10(e) to Registrant's
                    Annual Report on Form 10-K for
                    the fiscal year ended
                    December 31, 1989 and
                    incorporated herein by this
                    reference.  Also 1990 Amendment
                    to the Plan, filed as
                    Exhibit 10(e) to Registrant's
                    Form 10-K for the fiscal year
                    ended December 31, 1990 and
                    incorporated herein by this
                    reference and forms of 1990
                    Stock Option Agreement, 1990
                    Grant of Appreciation Rights
                    and 1990 Grant of Long-Term
                    Incentive Units, filed as
                    Exhibit 10(e) to Registrant's
                    Form 10-K for the fiscal year
                    ended December 31, 1990 and
                    incorporated herein by this
                    reference.  Also 1991 Amendment
                    to the Plan, and forms of 1991
                    Stock Option Agreement, 1991
                    Grant of Appreciation Rights,
                    1991 Grant of Long Term
                    Incentive Units, and 1991 Stock
                    Option Agreement with non-
                    employee directors of
                    Registration, filed as Exhibit
                    10(f) to Registrant's Form 10-K
                    for the fiscal year ended
                    December 31, 1991, and
                    incorporated herein by this
                    reference.  Also forms of 1992
                    Stock Option Agreement and 1992
                    Grant of Long Term Incentive
                    Units, filed as Exhibit 10(e)
                    to Registrant's Annual Report
                    on Form 10-K for the fiscal
                    year ended December 31, 1992,
                    and incorporated herein by this
                    reference.


          *(e)      Form of Supplemental Deferred
                    Compensation agreement in which
                    any of the five most highly
                    compensated executive officers
                    of the Registrant participates,
                    refiled herewith.                      -------


          *(f)      Form of Supplemental Death
                    Benefits agreement in which any
                    of the five most highly
                    compensated executive officers
                    of the Registrant participates,
                    refiled herewith.                      -------

          *(g)      Form of Employment Agreement
                    dated as of February 17, 1989
                    between Registrant and certain
                    of Registrant's executive
                    officers filed as Exhibit 10(h)
                    to Registrant's Annual Report
                    on Form 10-K for the fiscal
                    year ended December 31, 1988
                    and incorporated herein by this
                    reference.  Also (i) Employment
                    Agreement dated August 6, 1986,
                    as amended March 5, 1987 and
                    December 1, 1992 between M. D.
                    Walker and the Registrant,
                    filed as Exhibit 10(h)(i) to
                    Registrant's Annual Report on
                    Form 10-K for the fiscal year
                    ended December 31, 1992, and
                    incorporated herein by this
                    reference; (ii) Employment
                    Agreement dated as of September
                    27, 1993, between D. R. Schrank
                    and Registrant, filed as
                    Exhibit (a) to Registrant's
                    Quarterly Report on Form 10-Q
                    for the quarter ended
                    September 30, 1993, and
                    incorporated herein by this
                    reference; and (iii) Employment
                    Agreement dated March 1, 1993
                    between D. J. McGregor and
                    Registrant, filed herewith.            -------


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


          [*-       Identifies management contract
                    or compensation plans or
                    arrangements filed pursuant to
                    Item 601(b)(10)(iii)(A)]


          (11)      Computation of per share
                    earnings, filed herewith.               -------


          (13)      Registrant's Annual Report as
                    distributed to stockholders for
                    the fiscal year ended December
                    31, 1993, filed herewith.               -------


          (21)      Subsidiaries of the Registrant,
                    filed herewith.                        -------


          (23)      Consent of Independent
                    Auditors, filed herewith.              -------


          (24)      Powers of Attorney of certain
                    Directors of Registrant, filed
                    herewith.                              -------



      (ii) Other exhibits:

          (1)       Financial statements pursuant
                    to Form 11-K and Rule d-21 for
                    the year ended December 31,
                    1993 for the M. A. Hanna
                    Company Capital Accumulation
                    Plan and Trust, filed
                    herewith.                              -------

          (2)       Financial statements pursuant
                    to Form 11-K and Rule d-21 for
                    the year ended December 31,
                    1993 for the Polymer Group
                    Retirement Savings Plan
                    (formerly called the Capital
                    Accumulation and Savings Plan
                    for Salaried Employees of Day
                    International Corporation),
                    filed herewith.                        -------

          (3)       Financial statements pursuant
                    to Form 11-K and Rule d-21 for
                    the fiscal year ended December
                    31, 1993 for the Allied Color
                    Industries, Inc. Savings and
                    Retirement Plan for Associates
                    of the Vonore, TN, Kansas City,
                    MO, San Fernando, CA, and
                    Vancouver, WA, Operations and
                    Trust (formerly the Avecor,
                    Inc. Savings and Retirement
                    Plan and Trust, filed herewith.
                                                           -------

          (4)       Financial statements pursuant
                    to Form 11-K and Rule d-21 for
                    the fiscal year ended December
                    31, 1993 for The Burton Rubber
                    Processing, Incorporated
                    Savings and Retirement Plan and
                    Trust, filed herewith.                 -------


          (5)       Financial Statements pursuant
                    for Form 11-K and Rule d-21 for
                    the fiscal year ended December
                    31, 1993 for the PMS Profit
                    Sharing and Retirement Savings
                    Plan and Trust, filed
                    herewith.                             -------

          (6)       Financial statements pursuant
                    for Form 11-K and Rule d-21 for
                    the fiscal year ended December
                    31, 1993 for the Wilson Color
                    Profit Sharing Plan and Trust,
                    filed herewith.                        -------

          (7)       Financial  statements pursuant
                    to Form 11-K and Rule d-21 for
                    the year ended December 31,
                    1993 for the Allied Color
                    Industries, Inc., For
                    Associates Of Broadview
                    Heights, Oh, Greenville, SC and
                    Phoenix, AZ, filed herewith.           -------

          (8)       Financial statements pursuant
                    to Form 11-K and Rule d-21 for
                    the fiscal year ended December
                    31, 1993 for the Bruck Plastics
                    Company Profit Sharing Plan,
                    filed herewith.                        -------

          (9)       Financial statements pursuant
                    to Form 11-K and Rule d-21 for
                    the fiscal year ended
                    December 31, 1993 for the
                    Dayton Plastics Profit Sharing
                    Plan and Trust, filed
                    herewith.                              -------

          (10)      Financial Statements pursuant
                    for Form 11-K and Rule d-21 for
                    the fiscal year ended December
                    31, 1993 for the DH Compounding
                    Savings and Retirement Plan,
                    filed herewith.                        -------

          (11)      Financial statements pursuant
                    for Form 11-K and Rule d-21 for
                    the fiscal year ended December
                    31, 1993 for the Fiberchem,
                    Inc. 401(K) Savings Plan, filed
                    herewith.                              -------

          (12)      Financial statements pursuant
                    for Form 11-K and Rule d-21 for
                    the fiscal year ended December
                    31, 1993 for the Texapol
                    Corporation Employees' 401(K)
                    Savings Plan, filed herewith.          -------