Form 10-Q
period 1994-06-30
HANNA M A CO/DE
filed 1994-08-11
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED June 30, 1994


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

                    Common Shares Outstanding, as of the close of the period
                              covered by this report.   35,712,313

            M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                                  INDEX





                                                                    PAGE

PART  I - FINANCIAL INFORMATION


      Item 1. Financial Statements.
                Consolidated Statements of Income -
                  Three Months and Six Months Ended
                    June 30, 1994 and 1993                            2

                Consolidated Balance Sheets -
                  June 30, 1994 and December 31, 1993                 3

                Condensed Consolidated Statements of
                  Cash Flows - Six Months Ended
                    June 30, 1994 and 1993                            4

                Notes to Consolidated Financial Statements          5-6

      Item 2. Management's Discussion and Analysis of
                Interim Financial Condition and Results
                of Operations.                                       7-9


PART II - OTHER INFORMATION


      Item 6. Exhibits and Reports on Form 8-K                       10

                                PART 1

            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                                                Three Months Ended       Six Months Ended
                                                     June 30                  June 30
                                                 1994       1993          1994        1993
                                               (Dollars in thousands except per share data)

Net Sales                                      $452,503   $384,727      $868,515    $747,192

Costs and Expenses
    Cost of goods sold                          360,319    306,418       693,653     597,109
    Selling, general and administrative          57,357     48,443       111,180      96,953
    Provision for doubtful accounts                 697      1,278         1,411       2,166
    Other income                                   (629)      (892)       (1,227)     (1,965)
    Other expense                                 2,421      2,198         4,476       4,456
    Interest on debt                              6,777      8,179        14,343      16,694
    Amortization                                  4,043      4,239         8,283       8,476
                                                430,985    369,863       832,119     723,889
Income from Continuing Operations Before
  Extraordinary Item and Income Taxes            21,518     14,864        36,396      23,303

    Income taxes                                  9,575      6,740        16,196      10,683
Income from Continuing Operations Before         11,943      8,124        20,200      12,620
  Extraordinary Item
Income from Discontinued Operations                   -        220             -       1,564
Income Before Extraordinary Item                 11,943      8,344        20,200      14,184
Extraordinary Item                               (3,680)         -        (3,680)          -
Net Income                                       $8,263     $8,344       $16,520     $14,184


Net Income per Share of Common Stock
      Primary
          Continuing operations                   $0.39      $0.26         $0.66       $0.41
          Discontinued operations                   -         0.01           -          0.05
          Extraordinary item                      (0.12)       -           (0.12)        -
          Net income                              $0.27      $0.27         $0.54       $0.46

      Fully diluted
          Continuing operations                   $0.38      $0.26         $0.65       $0.41
          Discontinued operations                   -         0.01           -          0.05
          Extraordinary item                      (0.12)       -           (0.12)        -
          Net income                              $0.26      $0.27         $0.53       $0.46


Dividends per common share                       $0.125     $0.117         $0.25      $0.233


            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                                                    June       December
                                                                  30, 1994     31, 1993
                                                                  (Dollars in thousands)
          Assets

Current Assets
    Cash and cash equivalents                                      $26,226      $37,645
    Short-term securities                                                -        5,061
    Receivables                                                    237,268      211,242
    Inventories:
        Finished products                                          112,008      104,399
        Raw materials and supplies                                  39,475       34,123
                                                                   151,483      138,522
    Prepaid expenses                                                 8,684        4,494
    Deferred taxes                                                  21,421       22,922
        Total current assets                                       445,082      419,886

Property, Plant and Equipment                                      377,373      359,880
    Less allowances for depreciation and depletion                 164,680      147,318
                                                                   212,693      212,562
Other Assets
    Goodwill and other intangibles                                 378,378      382,822
    Investments and other assets                                    88,707       88,736
    Deferred taxes                                                  35,550       37,296
                                                                   502,635      508,854
                                                                $1,160,410   $1,141,302

            Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable to banks                                          $1,406       $2,478
    Trade payables and accrued expenses                            293,386      270,566
    Current portion of long-term debt                                  570          740
        Total current liabilities                                  295,362      273,784

Other Liabilities                                                  176,847      179,959

Long-term Debt
    Senior notes                                                   236,145      300,000
    Other                                                           61,155       22,103
                                                                   297,300      322,103
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued 132 shares                                                -            -
    Common stock, par value $1
        Authorized 50,000,000 shares
        Issued 42,968,698 shares at June 30, 1994 and
            28,605,722 shares at December 31, 1993                  42,968       28,606
    Capital surplus                                                305,739      299,389
    Retained earnings                                              277,902      269,026
    Associates ownership trust                                    (122,498)    (115,214)
    Cost of treasury stock ( 7,256,385 shares at June 30,
        1994 and 4,864,707 shares at December 31, 1993)           (102,221)    (102,794)
    Minimum pension liability adjustment                            (8,577)      (8,577)
    Accumulated translation adjustment                              (2,412)      (4,980)
                                                                   390,901      365,456
                                                                $1,160,410   $1,141,302

            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                                   1994       1993
                                                                (Dollars in thousands)
Cash Provided from (Used for) Operations
    Net income                                                    $16,520    $14,184
    Discontinued operations                                             -     (1,069)
    Depreciation and amortization                                  24,693     24,324
    Companies carried at equity:
        Income                                                     (2,177)    (2,138)
        Dividends received                                          1,250      1,431
    Changes in operating assets and liabilities:
        Receivables                                               (23,450)   (21,828)
        Inventories                                               (11,974)    (2,506)
        Prepaid expenses                                           (4,069)     1,905
        Trade payables and other accruals                          25,711     (6,910)
    Restructuring obligations                                      (5,607)   (10,898)
    Extraordinary item                                              6,034          -
    Other                                                           6,740      8,988
           Net operating transactions                              33,671      5,483

Cash Provided from (Used for) Investment Transactions
    Expenditures for property, plant and equipment                (15,033)    (7,382)
    Acquisition of companies, less cash acquired                   (1,875)   (27,900)
    Acquisition obligations                                        (3,176)    (3,397)
    Sale of assets                                                      -      3,390
    Sale of short-term securities                                   5,061     25,702
    Other                                                            (472)    (2,672)
           Net investment transactions                            (15,495)   (12,259)

Cash Provided from (Used for) Financing Transactions
    Cash dividends paid                                            (7,643)    (6,830)
    Proceeds from the sale of common stock                         10,741      1,915
    Increase in debt                                               53,574      9,966
    Reduction in debt                                             (85,822)   (12,452)
           Net financing transactions                             (29,150)    (7,401)

    Effect of exchange rate changes on cash                          (445)      (343)

Cash and Cash Equivalents
    Decrease                                                      (11,419)   (14,520)
    Beginning of period                                            37,645     54,277
    End of period                                                 $26,226    $39,757

Cash paid during period
    Interest                                                      $16,253    $17,557
    Income taxes                                                    8,843     12,036


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                 June 30, 1994



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

On July 19, 1994, the Company announced an agreement to acquire
Th. Bergmann Kunststoffwerk GmbH, one of Germany's largest producers of specialty and reinforced thermoplastic compounds. The acquisition, which was completed in August, will be accounted for using the purchase method of accounting.


Discontinued Operations

Discontinued operations in 1993 include $1.5 million from the sale of a former natural resources affiliate and $.1 million in operating profits related to the Company's elastomeric membrane roofing business. During the fourth quarter of 1993, the Company announced it had reached a preliminary agreement to sell the roofing business. The sale closed on August 8,1994.

Net Income Per Share of Common Stock

Primary net income per share of common stock is computed by dividing net income applicable to common stock by the average number of shares outstanding during the period (30,858,926 and 30,889,487 for the three month periods ended June 30, 1994 and 1993, respectively, and 30,750,684 and 30,651,267 for the six month periods ended June 30, 1994 and 1993, respectively). Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans. The effect of assuming the exercise of stock options was not significant in 1994.

The number of shares used to compute fully dilutive net income per share is based on the number of shares used for primary net income per share increased by the number of shares reserved under earnout provisions of purchase agreements and the common stock equivalents which would arise from the exercise of stock options and stock warrants. The average number of shares used in the computation were 31,478,730 and 31,039,484 for the three month period ended June 30, 1994 and 1993, respectively, and 31,376,188 and 30,922,661 for the six month period ended June 30, 1994 and 1993, respectively.

All per share amounts have been adjusted for a three-for-two stock split for shareholders of record on May 23, 1994 that was effected in the form of a stock dividend.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Net sales increased $67.8 million in the second quarter of 1994 and $121.3 million the first six months of 1994 compared with the 1993 periods. Sales from polymer processing businesses increased $36.4 million and $65.5 million, respectively, due to higher unit volumes and acquisitions made in both 1993 and 1994. Resin distribution sales increased $20.7 million in the second quarter and $36.3 million in the first six months over the comparable 1993 periods due to higher unit volumes. Polymer product sales increased from $116.2 million in second quarter of 1993 to $127.3 million in the comparable 1994 period and from $219.9 million for the first six months of 1993 to $240.1 million in the first six months of 1994 due to higher unit volumes. Sales from other operations decreased $1.6 million in the second quarter and $3.4 million in the first six months compared with 1993 periods due to the sale of a business in the fourth quarter of 1993.

Cost of goods sold increased $53.9 million in the second quarter of 1994 and $96.5 million for the first six months of 1994 compared with 1993 periods and corresponds with the level of sales.

Selling, general and administrative expenses increased $8.4 million in the second quarter of 1994 and $13.5 million in the first six months of 1994 compared with 1993 periods due to acquisitions of polymer processing businesses in 1993 and 1994 and higher sales activities from existing businesses. However, as a percentage of sales, selling, general and administrative costs decreased from 12.9% and 13.3% in the 1993 periods to 12.8% and 13.0% in the comparable 1994 periods, reflecting the Company's ongoing efforts to manage these costs.

Interest on debt decreased $1.4 million in the second quarter of 1994 and $2.4 million in the first six months of 1994 compared with 1993 levels due to lower average borrowings, lower interest rates and the repurchase of $63.9 million of the Company's Senior Notes in the second quarter of 1994. The repurchase of the Senior Notes resulted in an extraordinary after-tax charge to earnings of $3.7 million in the second quarter of 1994.

Income from discontinued operations in 1993 consists of $1.5 million from the sale of a former natural resources affiliate and $.1 million in operating earnings from the Company's elastomeric membrane roofing business.
During the fourth quarter of 1993, the Company announced it had reached a preliminary agreement to sell the roofing business. The sale closed on August 8, 1994.

Liquidity and Sources of Capital

The Company's ability to generate significant cash flows continued in the first six months of 1994 with $33.7 million provided from operating activities. This amount includes the use of $13.8 million for working capital and $5.6 million for the payment of obligations related to prior restructurings. Investment transactions used $15.5 million and include $15.0 million for capital expenditures, $5.1 million related to acquisitions of businesses, partially offset by $5.1 million from the sale of short-term securities. Financing activities used $29.2 million and include $7.6 million from dividends, $32.2 million in net reductions of outstanding debt, partially offset by $10.7 million from proceeds from the sale of stock.

The current ratio was 1.5:1 at June 30, 1994 and December 31, 1993. Long-term debt to total capital was 43.2% at June 30, 1994 compared with 46.8% at December 31, 1993.

During the second quarter of 1994, the Company repurchased $63.9 million of its Senior Notes in the open market, resulting in an extraordinary after-tax charge of $3.7 million. Funds to repurchase the Senior Notes were obtained from existing cash flows as well as borrowings under the Company's credit agreements, which carry a lower rate of interest than the Senior Notes.

On June 30, 1994, the Company entered into a new revolving credit agreement, replacing an existing credit agreement which provided for a reducing amount of credit availability. The new agreement provides commitments for borrowings up to $200 million through June 1998. The arrangement provides for interest rates to be determined at the time of borrowing based on a choice of formulas specified in the agreement. Borrowings outstanding under this agreement were $53.6 million at June 30, 1994.

The Company also has a credit agreement which provides commitments for borrowings of up to 150 million French francs through November 1996.
The agreement provides for interest rates to be determined at the time of borrowing. At June 30, 1994, borrowings outstanding under this commitment were 25 million French francs, or an equivalent of $4.6 million.

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

Claims have been made against a subsidiary of the Company for costs of environmental remediation measures taken or to be taken in connection with operations that have been sold or closed. These include the clean-up of Superfund sites and participation with other companies in the clean-up of hazardous waste disposal sites, several of which have been designated as Superfund sites. In April 1994, the New Jersey Department of Environmental Protection and Energy finalized a Record of Decision, which incorporates the agreed-upon remediation to be performed by the Company's subsidiary at its Wharton, New Jersey site.

Reserves for such liabilities have been established and no insurance recoveries have been reflected in the determination of reserves. In management's opinion, such litigation and claims will be resolved without material adverse effect on the financial position of the Company.

                                    PART II



Item 6.  Exhibits and Reports on Form 8-K

         a) No reports on Form 8-K were filed during the quarter for which this report is filed.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      M.A. HANNA COMPANY (Registrant)





                                       /s/  Thomas E. Lindsey
                                       Thomas E. Lindsey
                                       Controller
                                       (Principal Accounting Officer)



Date:  August 11, 1994