Form 10-Q
period 1994-09-30
HANNA M A CO/DE
filed 1994-11-04
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED September 30, 1994


COMMISSION FILE NUMBER 1-5222



                          M. A. HANNA COMPANY
         (Exact name of registrant as specified in its charter)



       STATE OF DELAWARE                           34-0232435
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)



SUITE 36-5000, 200 PUBLIC SQUARE, CLEVELAND, OHIO       44114-2304
   (Address of principal executive offices)             (Zip Code)



    Registrant's telephone number, including area code 216-589-4000



             1301 E. NINTH STREET, SUITE 3600, CLEVELAND, OHIO  44114
Former name, former address and former fiscal year, if changed since last report


  Indicate by check mark whether the registrant (1) has filed all reports required to by filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.            Yes  X       No

        Common Shares Outstanding, as of the close of the period
                   covered by this report 35,737,883.

            M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                                  INDEX





                                                                    PAGE

PART  I - FINANCIAL INFORMATION


      Item 1. Financial Statements.
                Consolidated Statements of Income -
                  Three Months and Nine Months Ended
                    September 30, 1994 and 1993                       2

                Consolidated Balance Sheets -
                  September 30, 1994 and December 31, 1993            3

                Condensed Consolidated Statements of
                  Cash Flows - Nine Months Ended
                    September 30, 1994 and 1993                       4

                Notes to Consolidated Financial Statements          5-6

      Item 2. Management's Discussion and Analysis of
                Interim Financial Condition and Results
                of Operations.                                      7-9


PART II - OTHER INFORMATION


      Item 6. Exhibits and Reports on Form 8-K                       10

                                 PART 1

            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                                                  Three Months Ended           Nine Months Ended
                                                     September 30                September 30
                                                   1994        1993            1994           1993
                                                    (Dollars in thousands except per share data)

Net Sales                                        $479,114     $388,059       $1,347,629    $1,135,251

Costs and Expenses
    Cost of goods sold                            382,826      310,695        1,076,479       908,087
    Selling, general and administrative            57,659       48,115          168,839       144,773
    Provision for doubtful accounts                   756          808            2,167         2,974
    Other income                                     (707)        (915)          (1,934)       (2,880)
    Other expense                                   2,002        2,255            6,478         6,711
    Interest on debt                                7,178        8,086           21,521        24,780
    Amortization                                    4,709        4,440           12,992        12,928
                                                  454,423      373,484        1,286,542     1,097,373
Income from Continuing Operations Before
  Extraordinary Item and Income Taxes              24,691       14,575           61,087        37,878

    Income taxes                                   10,682        5,997           26,878        16,680
Income from Continuing Operations Before
  Extraordinary Item                               14,009        8,578           34,209        21,198
Income(loss)  from Discontinued Operations         (1,115)         286           (1,115)        1,850
Income Before Extraordinary Item                   12,894        8,864           33,094        23,048
Extraordinary Item                                      -            -           (3,680)            -
Net Income                                       $ 12,894     $  8,864       $   29,414    $   23,048


Net Income per Share of Common Stock
      Primary
          Continuing operations                  $   0.45     $   0.28       $     1.11    $     0.69
          Discontinued operations                   (0.03)        0.01            (0.04)         0.06
          Extraordinary item                          -            -              (0.12)          -
          Net income                             $   0.42     $   0.29       $     $0.95   $     0.75

      Fully diluted
          Continuing operations                  $   0.44     $   0.28       $     1.09    $     0.69
          Discontinued operations                   (0.03)        0.01            (0.04)         0.06
          Extraordinary item                          -            -              (0.12)          -
          Net income                             $   0.41     $   0.29       $     0.93    $     0.75


Dividends per common share                       $  0.125     $  0.117       $    0.375    $    0.350




            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                                                   September    December
                                                                   30, 1994     31, 1993
                                                                  (Dollars in thousands)
                                                                             (c>
          Assets

Current Assets
    Cash and cash equivalents                                   $   21,577   $   37,645
    Short-term securities                                                -        5,061
    Receivables                                                    259,966      211,242
    Inventories:
        Finished products                                          113,258      104,399
        Raw materials and supplies                                  48,105       34,123
                                                                   161,363      138,522
    Prepaid expenses                                                 3,292        4,494
    Deferred taxes                                                  22,854       22,922
        Total current assets                                       469,052      419,886

Property, Plant and Equipment                                      382,005      359,880
    Less allowances for depreciation and depletion                 161,152      147,318
                                                                   220,853      212,562
Other Assets
    Goodwill and other intangibles                                 410,571      382,822
    Investments and other assets                                    93,793       88,736
    Deferred taxes                                                  34,171       37,296
                                                                   538,535      508,854
                                                                $1,228,440   $1,141,302

            Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable to banks                                      $      303   $    2,478
    Trade payables and accrued expenses                            318,725      270,566
    Current portion of long-term debt                                  821          740
        Total current liabilities                                  319,849      273,784

Other Liabilities                                                  182,190      179,959

Long-term Debt
    Senior notes                                                   236,145      300,000
    Other                                                           84,653       22,103
                                                                   320,798      322,103
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued 132 shares                                                -            -
    Common stock, par value $1
        Authorized 50,000,000 shares
        Issued 42,994,268 shares at September 30, 1994 and
            28,605,722 shares at December 31, 1993                  42,994       28,606
    Capital surplus                                                308,272      299,389
    Retained earnings                                              286,934      269,026
    Associates ownership trust                                    (121,858)    (115,214)
    Cost of treasury stock (7,256,385 shares at September 30,
        1994 and 4,864,707 shares at December 31, 1993)           (102,221)    (102,794)
    Minimum pension liability adjustment                            (8,577)      (8,577)
    Accumulated translation adjustment                                  59       (4,980)
                                                                   405,603      365,456
                                                                $1,228,440   $1,141,302

                                       -3-

            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                   1994       1993
                                                                 (Dollars in thousands)
Cash Provided from (Used for) Operations
    Net income                                                    $29,414    $23,048
    Discontinued operations                                         1,828       (379)
    Depreciation and amortization                                  38,283     36,450
    Companies carried at equity:
        Income                                                     (4,383)    (3,804)
        Dividends received                                          5,281      2,481
    Changes in operating assets and liabilities:
        Receivables                                               (41,955)   (20,456)
        Inventories                                               (16,981)    (1,749)
        Prepaid expenses                                              382      2,556
        Trade payables and other accruals                          42,870      1,504
    Restructuring obligations                                      (8,618)   (14,128)
    Extraordinary item                                              6,034          -
    Other                                                          10,313     10,222
           Net operating transactions                              62,468     35,745

Cash Provided from (Used for) Investment Transactions
    Expenditures for property, plant and equipment                (28,792)   (12,897)
    Acquisition of companies, less cash acquired                  (53,371)   (28,797)
    Acquisition obligations                                        (3,302)    (3,408)
    Sale of assets                                                 13,874      3,390
    Purchase of short-term securities                                   -     (5,077)
    Sale of short-term securities                                   5,061     25,702
    Other                                                           1,636     (1,055)
           Net investment transactions                            (64,894)   (22,142)

Cash Provided from (Used for) Financing Transactions
    Cash dividends paid                                           (11,505)   (10,260)
    Proceeds from the sale of common stock                         13,856      2,398
    Increase in debt                                              118,944     11,680
    Reduction in debt                                            (135,269)   (26,756)
           Net financing transactions                             (13,974)   (22,938)

    Effect of exchange rate changes on cash                           332     (1,248)

Cash and Cash Equivalents
    Decrease                                                      (16,068)   (10,583)
    Beginning of period                                            37,645     54,277
    End of period                                                 $21,577    $43,694

Cash paid during period
    Interest                                                      $28,423    $32,751
    Income taxes                                                   11,947     13,994

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           September 30, 1994



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


Acquisitions

On March 15, 1994, the Company acquired certain assets of North Coast Compounders, a producer of thermoplastic elastomers and
other  materials and  on July  19, 1994, the  Company   acquired
Th. Bergmann Kunststoffwerk GmbH, one of Germany's largest producers
of  specialty  and  reinforced   thermoplastic  compounds.     The
acquisitions have been accounted for using the purchase method  of
accounting.   Had the acquisitions  been made at  the beginning of
1993, reported results of operations would not be materially different.


Discontinued Operations

Discontinued operations in 1993 include $1.5 million from the sale of a former natural resources affiliate and $.3 million in operating profits related to the Company's elastomeric membrane roofing business. During the fourth quarter of 1993, the Company announced it had reached a preliminary agreement to sell the roofing business. The sale closed on August 8,1994, resulting in an additional charge of $1.1 million in the third quarter of 1994 for additional costs incurred while obtaining government antitrust clearance for the sale.

Net Income Per Share of Common Stock

Primary net income per share of common stock is computed by dividing net income applicable to common stock by the average number of shares outstanding during the period (30,950,417 and 30,829,804 for the three month periods ended September 30, 1994 and 1993, respectively, and 30,816,863 and 30,708,787 for the nine month periods ended September 30, 1994 and 1993, respectively).

Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans. The effect of assuming the exercise of stock options was not significant in 1994.

The number of shares used to compute fully dilutive net income per share is based on the number of shares used for primary net income per share increased by the number of shares reserved under earnout provisions of purchase agreements and the common stock equivalents which would arise from the exercise of stock options and stock warrants. The average number of shares used in the computation were 31,596,388 and 30,863,259 for the three month periods ended September 30, 1994 and 1993, respectively, and 31,471,482 and 30,882,042 for the nine month periods ended September 30, 1994 and 1993, respectively.

All per share amounts have been adjusted for a three-for-two stock split for shareholders of record on May 23, 1994 that was effected in the form of a stock dividend.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF

       INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Net sales increased $91.0 million in the third quarter of 1994 and $212.3 million in the first nine months of 1994 compared with the 1993 periods. Sales from polymer processing businesses increased $41.2 million and $106.7 million, respectively, due to higher unit volumes and acquisitions made in both 1993 and 1994. Resin distribution sales increased $29.8 million in the third quarter and $66.0 million in the first nine months over the comparable 1993 periods due to higher unit volumes and pricing. Polymer product sales increased from $113.5 million in third quarter of 1993 to $128.9 million in the comparable 1994 period and from $333.3 million for the first nine months of 1993 to $368.9 million in the first nine months of 1994 due to higher unit volumes. Sales from other operations decreased $1.0 million in the third quarter and $4.3 million in the first nine months compared with 1993 periods due to the sale of a business in the fourth quarter of 1993.

Cost of goods sold increased $72.1 million in the third quarter of 1994 and $168.4 million for the first nine months of 1994 compared with 1993 periods and corresponds with the level of sales.

Selling, general and administrative expenses increased $9.5 million in the third quarter of 1994 and $23.3 million in the first nine months of 1994 compared with 1993 periods due to acquisitions of polymer processing businesses in 1993 and 1994 and higher sales activities from existing businesses. However, as a percentage of sales, selling, general and administrative costs decreased from 12.6% and 13.0% in the 1993 periods to 12.2% and 12.7% in the comparable 1994 periods, reflecting the Company's ongoing efforts to manage these costs.

Interest on debt decreased $.9 million in the third quarter of 1994 and $3.3 million in the first nine months of 1994 compared with 1993 levels due to lower average borrowings, lower interest rates and the repurchase of $63.9 million principal amount of the Company's Senior Notes in the second quarter of 1994. The repurchase of the Senior Notes resulted in an extraordinary after-tax charge to earnings of $3.7 million in the second quarter of 1994.

Income from discontinued operations in 1993 consists of $1.5 million from the sale of a former natural resources affiliate and $.3 million in operating earnings from the Company's elastomeric membrane roofing business. During the fourth quarter of 1993, the Company announced it had reached a preliminary agreement to sell the roofing business. The sale closed on August 8, 1994, resulting in an additional charge of $1.1 million in the third quarter of 1994 for additional costs incurred while obtaining government antitrust clearance for the sale.

Liquidity and Sources of Capital

 The Company's ability to generate significant cash flows continued in the first nine months of 1994 with $62.5 million provided from operating activities. This amount includes the use of $15.7 million for working capital and $8.6 million for the payment of obligations related to prior restructurings. Investment transactions used $64.9 million and include $28.8 million for capital expenditures, $53.4 million related to acquisitions of businesses, partially offset by $5.1 million from the sale of short-term securities and $13.9 million from the sale of assets. Financing activities used $14.0 million and include $11.5 million for dividends, $16.4 million in net reductions of outstanding debt, partially offset by $13.9 million from proceeds from the sale of stock.

The current ratio was 1.5:1 at September 30, 1994 and December 31, 1993. Long-term debt to total capital was 44.2% at September 30, 1994 compared with 46.8% at December 31, 1993.

During the second quarter of 1994, the Company repurchased $63.9 million principal amount of its Senior Notes in the open market, resulting in an extraordinary after-tax charge of $3.7 million. Funds to repurchase the Senior Notes were obtained from existing cash flows as well as borrowings under the Company's credit agreements, which carry a lower rate of interest than the Senior Notes.

On June 30, 1994, the Company entered into a new revolving credit agreement, replacing an existing credit agreement which provided for a reducing amount of credit availability. The new agreement provides commitments for borrowings up to $200 million through June 1998. The arrangement provides for interest rates to be determined at the time of borrowing based on a choice of formulas specified in the agreement. At September 30, 1994 , there were $28.9 million of outstanding borrowings supported by this agreement.

The Company also had a credit agreement which provided commitments for borrowings of up to 150 million French francs through November 1996. The agreement provided for interest rates to be determined at the time of borrowing. During the third quarter of 1994, borrowings under this agreement were repaid and the credit agreement was terminated.

On July 19, 1994, the Company acquired Th. Bergmann Kunststoffwerk GmBH. The Company entered into an acquisition financing agreement which provided for borrowings in German marks. It is the intent of the Company to refinance the acquisition financing in the fourth quarter of 1994 and the first quarter of 1995.

The Company believes that its ability to generate cash flows from operations and the availability of funds under existing credit facilities will be sufficient to meet anticipated capital expenditure programs, existing obligations arising from prior restructurings and acquisitions, dividend requirements and other planned financial commitments in 1994 and throughout the term of the existing credit facilities.


Environmental Matters

The Company is subject to various laws and regulations concerning environmental matters. The Company is committed to a long-term environmental protection program that reduces releases of hazardous materials into the environment as well as to the remediation of identified existing environmental concerns.

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



Date:  November 4, 1994