Form 10-K
period 1994-12-31
HANNA M A CO/DE
filed 1995-03-21
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C.  20549


                                         FORM 10-K


                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934


Fiscal year ended December 31, 1994            Commission file number 1-5222


                              M. A. HANNA COMPANY
                  (Exact name of registrant as specified in its charter)


       STATE OF DELAWARE                                     34-0232435
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)


SUITE 36-5000, 200 PUBLIC SQUARE,CLEVELAND, OHIO                    44114-2304
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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of March 6, 1995: $834,187,903.00.

      Common Shares outstanding as of March 6, 1995:   35,687,183.


            DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (1) Registrant's definitive proxy statement distributed to stockholders dated March 20, 1995, filed with the Commission pursuant to Regulation 14A and incorporated by reference into Parts I and III of this Form 10-K; and (2) Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1994, incorporated by reference into Parts I and II of this Form 10-K. With the exception of the information specifically incorporated by reference, neither the Registrant's proxy statement nor the 1994 Annual Report to stockholders is deemed to be filed as part of this Form 10-K.

      Except as otherwise stated, the information contained in this report is given as of December 31, 1994, the end of the Registrant's last fiscal year.



                                    PART I



ITEM 1.     BUSINESS

(a)         Acquisitions and Dispositions

                  In March 1994, the Registrant acquired North Coast
            Compounders, a producer of thermoplastic elastomers ("TPEs"), now called M. A. Hanna Thermoplastic Elastomers. Based in North Ridgeville, Ohio, with approximately 50 employees, M. A. Hanna Thermoplastic Elastomers produces proprietary TPEs, alloys and blends, and also engages in toll compounding.

                  In July 1994 the Registrant announced the formation
            of its M. A. Hanna Resin Distribution business unit through the merger of its three regional resin distribution subsidiaries: Bruck Plastics Company, Fiberchem, Inc.; and Plastic Distributing Corp. Based in Lemont, Illinois, M. A. Hanna Resin Distribution in turn announced the establishment of the Engineering Services Group to provide product design, processing and technical support to customers, including a design center located in Richardson, Texas.



                  In July 1994, the Registrant also announced the
            formation of the M. A. Hanna Company Engineered Materials Group, based in Dyersburg, Tennessee, to market specialty plastics compounds manufactured by the Registrant's Colonial Plastics division, Monmouth Plastics Company and Texapol Corporation.


                  In July 1994 the Registrant acquired Theodor
            Bergmann GmbH & Co. Kunststoffwerk KG, one of Germany's largest producers of specialty and reinforced thermoplastic compounds. Based in Gaggenau, Germany, Bergmann has two processing facilities: one at the Gaggenau headquarters and a second facility at Barbastro, Spain. The Spanish business, Poliamidas Barbastro S.A., operates under the name Polibasa.


                  In August 1994 the Registrant completed the sale of
            the single-ply roof membrane manufacturing assets of its Colonial Rubber Works, Inc. division located in
            Kingstree, South Carolina, to Firestone Building Products Company, a division of Bridgestone Firestone, Inc.


                  In December 1994, the Registrant announced that it
            plans to sell its Day International, Inc. subsidiary, based in Dayton, Ohio. Day International, Inc., with annual sales of $120 million, produces highly engineered printing blankets for offset printing presses, as well as aprons, cots and other consumable parts used in the textile industry.


(b)               See the financial information regarding the
            Registrant's business segments set forth at page 27 of the Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1994, which page is incorporated herein by this reference.




(c)
      (1)(i)

            Formulated Polymers


                  (a) Processing


                  The Registrant, through its Burton Rubber
            Processing, Inc., Bergmann, Colonial Rubber Works, Inc., Global Processing Company, Hanna Engineered Materials Group, MACH-I Compounding, M. A. Hanna Thermoplastic Elastomers, and Southwest Chemical Services, Inc., business units, engages in the custom compounding of plastic and rubber materials to the specifications of manufacturers of plastic and rubber products for customers located throughout the United States, Canada and Europe.


                  Through its Allied Color Industries, Inc., PMS
            Consolidated, Inc., Hanna Polimeros, S.A. de C.V., Synthecolor S.A. and Wilson Color business units, the Registrant manufactures custom formulated colorants in the form of color concentrates, liquid dispersions, dry colorants, and additives for customers in the plastics industry throughout the United States, Canada, Mexico, Europe, South America and Asia. PMS Consolidated and Wilson Color also produce specialty colorants and additives for the automobile, vinyl siding and textile industries and for the wire and cable industry, respectively.


                  (b)  Distribution


                  Through its M. A. Hanna Resin Distribution Company
            (formerly Bruck Plastics Company, Fiberchem, Inc. and Plastic Distributing Corporation) and M.A. Hanna de Mexico business units, the Registrant distributes polymer resins in North America.


                  Through its Cadillac Plastic business unit,
            Registrant engages in the worldwide distribution of engineered plastic sheet, rod, tube, and film products to industrial and retail customers as well as cutting and machining plastic products to customers' specifications and thermoforming plastic into products such as skylights and signs.


            Other Operations

                Registrant, through its Day International Printing
            and Textile Products business unit, engages in the manufacture and worldwide sale of printing blankets and print rollers for the printing industry and aprons, cots, and other consumable supplies for the textile industry. In December 1994 the Registrant announced its plans to sell this business unit, which is reported as a discontinued operation in the Registrant's 1994 Annual Report.

                  Through its Colonial Rubber Works, Inc. business
            unit, Registrant manufactures molded sponge automotive parts for customers located throughout the United States and Canada.

                  Registrant also engages in the management of marine
            terminals, management of an iron ore mine in Quebec, Canada, and insurance services.

                  Net sales and operating revenues from Registrant's
            operations outside the polymers industry do not individually constitute 10 percent or more of Registrant's consolidated revenues.

(1)(iii)          In Registrant's processing segment the primary raw
            materials required are natural and synthetic rubbers, plastics, and chemicals, all of which are available in adequate supply. The primary raw materials required by Registrant's colorant subsidiaries are plastics, chemicals, and organic and inorganic pigments, all of which are available in adequate supply.

(1) (iv)          Registrant's processing business units own numerous
            patents and registered trademarks, which are important in that they protect the Registrant's corresponding inventions and trademarks against infringement by others and thereby enhance Registrant's position in the marketplace. The patents vary in duration from 1 year to 17 years, and the trademarks have an indefinite life which is based upon continued use.

(1)(x)            The custom compounding of plastic and rubber
            materials is highly competitive, with product quality and service to customers being principal factors affecting competition. Registrant believes it is the largest independent custom compounder of rubber and a leading compounder of plastics in the United States in terms of pounds produced.

                  The manufacture of custom formulated colorants for
            the plastics industry is highly competitive with product quality and service to customers being principal factors affecting competition. Registrant believes it is one of the leading producers of custom formulated colorants in the United States and Europe.

                  The distribution of engineered plastic sheet, rod,
            tube, film products, and polymer resins is highly competitive with product quality and service to customers being principal factors affecting competition.
            Registrant believes it is one of the leading distributors of such products in the world.

                  The manufacture of molded sponge automotive parts is
            highly competitive, with quality, price and service to customers being principal factors affecting competition. Information generally available indicates that Registrant is among the leading suppliers of such parts in the United States.

                  The manufacture of printing blankets and rollers is
            highly competitive, with image quality and durability being principal factors affecting competition.
            Registrant believes it ranks as one of the world's leading producers of these products. The manufacture of aprons, cots, and other consumable supplies for the textile industry is highly competitive, with quality and price being the principal factors affecting competition. Registrant believes it ranks among the larger producers of such products in the United States. In December 1994 the Registrant announced its plans to sell its Day International, Inc. business unit, which manufactures these products and has been reported as a discontinued operation in Registrant's 1994 Annual Report.


(1)(xii)          At each of its operations the Registrant, its
            subsidiaries, and associated companies are governed by laws and regulations designed to protect the environment and in this connection Registrant has adopted a corporate policy which directs compliance with the various requirements of these laws and regulations. The Registrant believes that it, its subsidiaries and associated companies are in substantial compliance with all such laws and regulations, although it recognizes that these laws and regulations are constantly changing.

                  There are presently no material estimated capital
            expenditures for further environmental control facilities projected by the Registrant, its subsidiaries and associated companies for any of its operations.


(1)(xiii)         Registrant employs 6,599 persons at its consolidated
            operations (6,334 in 1993) and manages operations for others that employ 2,245 persons (2,235 in 1993).

(d)(1)            See information regarding Registrant's international
            operations at page 27 of Registrant's Annual Report distributed to stockholders for the fiscal year ended
            December 31, 1994, which page is incorporated herein by this reference.

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

      Registrant and certain of its business units lease or own space in various locations outside the United States, including
Australia, Belgium, Canada, the United Kingdom, France, Germany,
Mexico, Spain and Sweden.

                                                          Approximate
                                                 Owned/        Size
Location                Facility                Leased     (sq. ft.)
_____________________________________________________________________
Burton,                 Burton rubber           Owned       160,000
 Ohio                   compounding
_____________________________________________________________________

Macedonia,              Burton plastic          Owned        87,000
 Ohio                   compounding
_____________________________________________________________________
                                                          Approximate
                                                Owned/       Size
Location                Facility               Leased     (sq. ft.)
_____________________________________________________________________
Tillsonburg,            Burton rubber           Owned        60,000
 Ontario                compounding
_____________________________________________________________________

Jonesboro,              Burton rubber           Owned        69,000
 Tennessee              compounding
_____________________________________________________________________

Santa Fe Springs,       Global rubber           Leased       13,231
 California             compounding               1996
_____________________________________________________________________

Broadview Heights,      Allied colorant         Owned        61,000
 Ohio                   manufacturing
_____________________________________________________________________

Greenville,             Allied colorant         Owned        65,000
 South Carolina         manufacturing
_____________________________________________________________________

Phoenix,                Allied colorant         Owned        20,500
 Arizona                manufacturing
_____________________________________________________________________

Vonore,                 Allied colorant         Owned        47,000
 Tennessee              manufacturing
_____________________________________________________________________

North Kansas City,      Allied colorant         Leased       44,000
  Missouri              manufacturing             1998
_____________________________________________________________________

San Fernando,           Allied colorant         Leased       50,000
 California             manufacturing             1998
_____________________________________________________________________

Vancouver,              Allied colorant         Leased       35,000
 Washington             manufacturing           2002-R
_____________________________________________________________________

Troy,                   Cadillac Plastic        Leased       28,620
 Michigan               headquarters            1998-R
_____________________________________________________________________

Lemont,                 Hanna resin             Leased      103,000
 Illinois               distribution            2008-P
_____________________________________________________________________

                                                          Approximate
                                                Owned/       Size
Location                Facility               Leased     (sq. ft.)
_____________________________________________________________________
Seattle,                Hanna resin             Leased       79,000
 Washington             distribution            2005-R-P

_____________________________________________________________________

Three Rivers,           Day printing            Owned        57,943
 Michigan               products manufacturing
_____________________________________________________________________

Dundee,                 Day printing/           Owned       101,000
 Scotland               textile products
                        manufacturing
_____________________________________________________________________

Lerma,                  Day printing            Owned        45,000
  Mexico                products manufacturing
_____________________________________________________________________

Arden,                  Day printing/           Owned       240,580
 North Carolina         textile products
                        manufacturing
_____________________________________________________________________

Kingstree,              Colonial rubber         Owned       156,174
 South Carolina         compounding
_____________________________________________________________________

Dyersburg,              Colonial polymer        Owned       862,399
 Tennessee              compounding and
                        products manufacturing
_____________________________________________________________________

Bethlehem,              Texapol engineered      Leased
 Pennsylvania           thermoplastic           2004-P       82,000
                        compounding             1999         25,400
_____________________________________________________________________

Suwanee,                PMS Consolidated,       Owned        20,000
 Georgia                Inc., headquarters
_____________________________________________________________________

Somerset,               PMS colorant            Owned        44,300
 New Jersey             manufacturing
_____________________________________________________________________

Florence,               PMS colorant            Owned        30,000
 Kentucky               manufacturing
_____________________________________________________________________



                                                          Approximate
                                                Owned/       Size
Location                Facility               Leased      (sq. ft.)
_____________________________________________________________________
Gastonia,               PMS colorant            Leased       43,992
 North Carolina         manufacturing
_____________________________________________________________________

Elk Grove Village,      PMS colorant            Owned        51,870
 Illinois               manufacturing
_____________________________________________________________________

St. Peters,             PMS colorant            Owned        32,480
 Missouri               manufacturing
_____________________________________________________________________

Fort Worth,             PMS colorant            Owned        75,080
 Texas                  manufacturing
_____________________________________________________________________

Norwalk,                PMS colorant            Owned        94,000
 Ohio                   manufacturing
_____________________________________________________________________

Gardena,                PMS colorant            Owned        46,652
 California             manufacturing
____________________________________________________________________

Carolina,               PMS colorant            Leased       12,600
 Puerto Rico            manufacturing             1999
_____________________________________________________________________

Buford,                 PMS colorant            Leased       73,300
 Georgia                manufacturing           1997-R
_____________________________________________________________________

Milford,                PMS colorant            Leased       20,600
 New Hampshire          manufacturing           1995-R
_____________________________________________________________________

Coral Springs,          PMS research &          Leased       18,000
 Florida                development
_____________________________________________________________________

Toluca,                 Hanna Polimeros         Owned        22,000
 Mexico                 colorant
                        manufacturing
_____________________________________________________________________

LaPorte,                Southwest Chemical      Owned       200,000
 Texas                  polymer compounding
_____________________________________________________________________
                                                        Approximate
                                                Owned/     Size
Location                Facility               Leased    (sq. ft.)
_____________________________________________________________________
Ayer,                   Hanna Resin             Leased       82,000
 Massachusetts          distribution            2000-R-P
_____________________________________________________________________

Houston,                PDC compounding &       Leased
 Texas                  resin distribution        1997       88,000
                                                  1998       44,120
_____________________________________________________________________

Statesville,            Hanna resin             Leased       48,240
 North Carolina         distribution              1998
_____________________________________________________________________

Neshanic Station,       Wilson headquarters Leased          123,000
 New Jersey             & colorant              1997-R-P
                        manufacturing
____________________________________________________________________

North Ridgeville        Thermoplastic           Leased       40,750
 Ohio                   Elastomers              1999-R-P
                        manufacturing
_____________________________________________________________________

Assesse,                Wilson colorant         Owned       120,976
 Belgium                manufacturing
_____________________________________________________________________

Tossiat,                Wilson colorant         Owned        87,188
 France                 manufacturing
_____________________________________________________________________

Bendorf,                Wilson colorant         Owned        72,086
 Germany                manufacturing
_____________________________________________________________________

Angered,                Wilson colorant         Owned        22,259
 Sweden                 manufacturing
_____________________________________________________________________

Paris,                  Synthecolor             Owned        46,285
 France                 colorant                Leased       16,146
                        manufacturing
_____________________________________________________________________

Gaggenau,               Bergmann                Owned       22,400
 Germany                plastic compounding                sq. meters
_____________________________________________________________________

                                                        Approximate
                                                Owned/     Size
Location                Facility               Leased    (sq. ft.)
_____________________________________________________________________
Barbastro,              Polibasa plastic        Owned       6,600
 Spain                  compounding                        sq. meters
_____________________________________________________________________

      Registrant's combined annual plastic and rubber compounding capacity and colorant manufacturing capacity, based on the estimated design capacities of Registrant's plants, amounts to at least 800 million pounds of compounded rubber products, 850 million pounds of compounded plastic products and over 235 million pounds of colorants. A variation in the mix of products produced at a given plant results in a corresponding increase or decrease in the quantity (in pounds) of products that can be produced at full capacity. Beyond these estimated capacities for Registrant's rubber and plastic compounding and colorant manufacturing properties, there are no comparative measurement units of production capacity that reasonably can be ascribed to Registrant's other properties in the processing segment.

      Registrant's 50 percent-owned partnership, DH Compounding
Company, owns and operates an engineering plastics compounding plant in Clinton, Tennessee. The 150,000 square foot plant has an annual design capacity of 70 million pounds.


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




Registrant's primary insurance carrier has reserved its rights to deny coverage and has sued Registrant for declaratory judgement on this coverage issue, but is funding certain legal defense costs.
In February 1995 an independent arbitrator ruled that, as between the Registrant and the general partner, the general partner is responsible for the costs of remediating the Blackbird Mine properties. In view of the fact that the amount of natural resources damage has not been finally determined, there has been no final allocation of liability among the parties and the insurance coverage has not been accepted by the carrier, it is not possible at this time to state the amount of Registrant's future costs or possible liabilities or the probability of insurance recoveries; however, Registrant believes that the matter will be resolved without a material adverse effect on Registrant's business or financial position.




      Registrant, through its indirect wholly-owned subsidiary, Cadillac Plastic Group, Inc. (formerly Day International Corporation), is obligated for costs of environmental remediation measures taken and to be taken in connection with certain of Cadillac's businesses related to operations that have been sold or discontinued. These include the clean-up of Superfund sites and participation with other companies in the clean-up of hazardous waste disposal sites, several of which have been designated as Superfund sites. Registrant has established reserves for Cadillac's liabilities for environmental remediation, which do not reflect potential insurance recoveries and which management believes are adequate to cover Cadillac's ultimate exposure. Registrant believes that these liabilities will not have a material adverse effect on the Registrant's business or financial position.




ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.








_______   EXECUTIVE OFFICERS OF THE REGISTRANT



      The following table lists information as of March 1, 1995, as to each executive officer of the Registrant, including his position with the Registrant as of that date and other positions held by him during at least the past five years:



M. D. Walker                        Chairman and Chief Executive
 Age - 62                           Officer.  Chairman and Chief
                                    Executive Officer, September 1986 to
                                    date; President, December 1988 -
                                    May 1989.



D. J. McGregor                      President and Chief Operating
 Age - 54                           Officer.  Senior Vice President-
                                    Operations of the Registrant, March
                                    1988 - September 1988; Executive
                                    Vice President, September 1988 -
                                    May 1989; President and Chief
                                    Operating Officer, May 1989 to date.



S. P. Chong                         Vice President-Total Quality
 Age - 52                           Planning & Technical Services.  Vice
                                    President-Technical Services, 1986 -
                                    May 1990; Vice President Total
                                    Quality Planning & Technical
                                    Services, May 1990 to date.



G. W. Henry                         Vice President - International
Age - 49                            Operations.  Comptroller, 1985 -
                                    July 1990; Vice President, 1987 -
                                    July 1990; Vice President - Marine
                                    Services and Special Projects, July
                                    1990 - February 1992; Vice President
                                    - Operations, February 1992 -
                                    October 1994; Vice President,
                                    International Operations, October
                                    1994 to date.





J. S. Pyke, Jr.                     Vice President, General Counsel
 Age - 56                           and Secretary.  Secretary, 1973 to
                                    date; Vice President, 1979 to date.



D. R. Schrank                       Vice President and Chief Financial
 Age - 46                           Officer.  Senior Vice President and
                                    Chief Financial Officer, Sealy, Inc.
                                    (bedding manufacturer) 1989 to
                                    September 1993.  Vice President and
                                    Chief Financial Officer of the
                                    Registrant, September 1993 to date.



W. J. Tremblay                      Vice President - Taxes,
 Age - 62                           1983 to date.



M. S. Duffey                        Treasurer.  Vice President and
 Age - 40                           Treasurer, Outboard Marine
                                    Corporation (manufacturer of
                                    recreational boats and marine
                                    engines), 1986-1992; Vice President
                                    and Treasurer, Foote, Cone & Belding
                                    Communications, Inc. (world-wide
                                    advertising agency) 1992 - July
                                    1994.  Treasurer of the Registrant,
                                    July 1994 to date.


T. E. Lindsey                       Controller.  Assistant Controller
 Age - 44                           of the Registrant 1987 to July 1990;
                                    Controller, July 1990 to date.


                                   PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

            See the tables regarding Registrant's Stock Price Data at page 32 and Stock Information at page 33 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1994, which tables and information are incorporated herein by this reference.


ITEM 6.     SELECTED FINANCIAL DATA

            See Selected Financial Data at page 33 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1994, which Selected Financial Data is incorporated herein by this reference.



ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

            See pages 34 through 35 of Registrant's Annual Report distributed to stockholders for the fiscal year ended
            December 31, 1994, which pages are incorporated herein by this reference.



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See pages 19 through 36 of Registrant's Annual Report distributed to stockholders for the fiscal year ended
            December 31, 1994, which pages and section are incorporated herein by this reference.



ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            See Registrant's current report on Form 8-K/A dated
            March 8, 1995, which report is incorporated herein by this reference.



                                   PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Directors


            See the table listing nominees for directors on page 2 of Registrant's definitive proxy statement distributed to stockholders dated March 20, 1995, filed with the Commission pursuant to Regulation 14A, which table is incorporated herein by this reference.


            Executive Officers

            See the item captioned "Executive Officers of the Registrant" in Part I of this Form 10-K, which item is incorporated herein by this reference.


ITEM 11.    EXECUTIVE COMPENSATION

            See the section captioned "Executive Compensation" through the section captioned "Directors' Compensation" at pages 5 through 13 of Registrant's definitive proxy statement distributed to stockholders dated March 20, 1995, filed with the Commission pursuant to Regulation 14A, which sections are incorporated herein by this reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

(a)         Security Ownership of Certain Beneficial Owners:

            See the section captioned "Holdings of Shares of the Company's Common Stock" at pages 4 through 5 of
            Registrant's definitive proxy statement distributed to stockholders dated March 20, 1995 filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.

(b)         Security Ownership by Management:

            See the table, and footnotes thereto, regarding beneficial ownership of the Registrant's Common Stock by management, at page 3 of Registrant's definitive proxy statement distributed to stockholders dated March 20, 1995 filed with the Commission pursuant to Regulation 14A, which table and footnotes are incorporated herein by this reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            See the section captioned "Transactions with Directors" at page 4 of Registrant's definitive proxy statement distributed to stockholders dated March 20, 1995 filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.



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

      (b)   Credit Agreement, dated June 30, 1994 between the
      Registrant, Citibank, N.A. and the other banks signatory thereto, a copy of which will be provided to the Commission upon request.


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



      *(d) 1988 Long-Term Incentive Plan, and forms of Grants of Stock Options, Grants of Appreciation Rights and Grants of Long-Term Incentive Units thereunder, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by this reference. Also forms of 1989 Stock Option Agreement, 1989 Grant of Appreciation Rights and 1989 Grant of Long-Term Incentive Units, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by this reference. Also 1990 Amendment to the Plan, filed as Exhibit 10(e) to Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by this reference and forms of 1990 Stock Option Agreement, 1990 Grant of Appreciation Rights and 1990 Grant of Long-Term Incentive Units, filed as Exhibit 10(e) to Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by this reference. Also 1991 Amendment to the Plan, and forms of 1991 Stock Option Agreement, 1991 Grant of Appreciation Rights, 1991 Grant of Long Term Incentive Units, and 1991 Stock Option Agreement with non-employee directors of Registration, filed as Exhibit 10(f) to Registrant's Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by this reference. Also forms of 1992 Stock Option Agreement and 1992 Grant of Long Term Incentive Units, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, and incorporated herein by this reference. Also 1994 Amendment to the Plan, filed as Exhibit A to Registrant's definitive proxy statement distributed to stockholders dated March 17, 1994 and incorporated herein by this reference.


      *(e) Form of Supplemental Deferred Compensation agreement in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by this reference.


      *(f) Form of Supplemental Death Benefits agreement in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by this reference.



      *(g) Form of Employment Agreement dated as of February 17, 1989 between Registrant and certain of Registrant's executive officers filed as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by this reference. Also (i) Employment Agreement dated as of September 27, 1993, between
      D. R. Schrank and Registrant, filed as Exhibit (a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by this reference; and (ii) Employment Agreement dated March 1, 1993 between D. J. McGregor and Registrant, filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by this reference.



      *(h) Description of Directors' compensation and retirement plan, set forth in the section captioned "Directors' Compensation" on pages 12 and 13 of Registrant's definitive proxy statement dated March 20, 1995, as distributed to stockholders and filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.



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


(13) Registrant's Annual Report as distributed to stockholders for the fiscal year ended December 31, 1994, filed herewith.


(16) Letter regarding Change in Certifying Accountants, filed as
Exhibit (16) to Registrant's current report on Form 8-K/A dated
March 8, 1995 and incorporated herein by this reference.


(21)  Subsidiaries of the Registrant, filed herewith.


(23)  Consent of Independent Auditors, filed herewith.


(24) Powers of Attorney of certain Directors of Registrant, filed herewith.



     (ii) Other exhibits:


            Financial statements (and consent of independent auditors) pursuant to Form 11-K and Rule 15d-21 for the year ended December 31, 1994, for the Capital Accumulation Plan for Salaried Employees of M. A. Hanna Company and Associated Companies, and for stock purchase/savings plans of Registrant's subsidiaries and divisions will be filed as exhibits to the Form 10-K under a Form 10-K/A amendment not later than June 30, 1995.


(b) Since September 30, 1994, Registrant has filed two reports on Form 8-K, dated December 20, 1994, reporting the Registrant's plans to sell its Day International, Inc. business units, and February 17, 1995, as amended and replaced by Form 8-K/A dated March 8, 1995, reporting a change in Registrant's Certifying Accountants.


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



                                    M. A. HANNA COMPANY
                                          (Registrant)



Date:  March 21, 1995         By   /s/J. S. Pyke, Jr.
                                    J. S. Pyke, Jr.
                                    Vice President, General Counsel
                                     and Secretary



            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  March 21, 1995         By   /s/M. D. Walker
                                    M. D. Walker, Chairman and Chief
                                    Executive Officer (Principal
                                    Executive Officer) and Director




Date:  March 21, 1995         By   /s/D. R. Schrank
                                    D. R. Schrank, Vice President
                                    and Chief Financial Officer
                                    (Principal Financial Officer)



Date:  March 21, 1995         By   /s/T. E. Lindsey
                                    T. E. Lindsey, Controller
                                    (Principal Accounting Officer)










                                          B. C. Ames, Director


                                          C. A. Cartwright, Director


                                          W. R. Embry, Director


                                          J. T. Eyton, Director


By /s/T. E. Lindsey                       G. D. Kirkham, Director
   T. E. Lindsey
   Attorney-in-Fact
                                          M. L. Mann, Director

Date: March  21, 1995
                                          D. J. McGregor, Director


                                          R. W. Pogue, Director



                                                           ITEM 14(C)

                             EXHIBIT LIST

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


     (b)       Credit Agreement, dated June 30, 1994
               between the Registrant, Citibank, N.A.
               and the other banks signatory thereto, a copy of which will be provided to the Commission upon request.



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

     *(d) 1988 Long-Term Incentive Plan, and forms of Grants of Stock Options, Grants of
               Appreciation Rights and Grants of Long-
               Term Incentive Units thereunder, filed as
               Exhibit 10(e) to Registrant's Annual
               Report on Form 10-K for the fiscal year
               ended December 31, 1988, and incorporated herein by this reference. Also forms of 1989 Stock Option Agreement, 1989 Grant of Appreciation Rights and 1989 Grant of
               Long-Term Incentive Units, filed as
               Exhibit 10(e) to Registrant's Annual
               Report on Form 10-K for the fiscal year
               ended December 31, 1989 and incorporated herein by this reference. Also 1990
               Amendment to the Plan, filed as
               Exhibit 10(e) to Registrant's Form 10-K
               for the fiscal year ended December 31,
               1990 and incorporated herein by this
               reference and forms of 1990 Stock Option
               Agreement, 1990 Grant of Appreciation
               Rights and 1990 Grant of Long-Term
               Incentive Units, filed as Exhibit 10(e)
               to Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by this reference.
               Also 1991 Amendment to the Plan, and
               forms of 1991 Stock Option Agreement,
               1991 Grant of Appreciation Rights, 1991
               Grant of Long Term Incentive Units, and
               1991 Stock Option Agreement with non-
               employee directors of Registration, filed as Exhibit 10(f) to Registrant's Form 10-
               K for the fiscal year ended December 31, 1991, and incorporated herein by this reference. Also forms of 1992 Stock
               Option Agreement and 1992 Grant of Long
               Term Incentive Units, filed as Exhibit
               10(e) to Registrant's Annual Report on
               Form 10-K for the fiscal year ended
               December 31, 1992, and incorporated
               herein by this reference. Also 1994
               Amendment to the Plan, filed as Exhibit A to Registrant's definitive proxy statement distributed to stockholders dated March 17, 1994 and incorporated herein by this reference.


     *(e)      Form of Supplemental Deferred
               Compensation agreement in which any of
               the five most highly compensated
               executive officers of the Registrant
               participates, filed as Exhibit 10(e) to
               Registrant's Annual Report on Form 10-K
               for the fiscal year ended December 31,
               1993, and incorporated herein by this
               reference.


     *(f)      Form of Supplemental Death Benefits
               agreement in which any of the five most
               highly compensated executive officers of the Registrant participates, filed as
               Exhibit 10(f) to Registrant's Annual
               Report on Form 10-K for the fiscal year
               ended December 31, 1993, and incorporated herein by this reference.


     *(g) Form of Employment Agreement dated as of February 17, 1989 between Registrant and certain of Registrant's executive officers filed as Exhibit 10(h) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by this reference. Also (i) Employment
               Agreement dated as of September 27, 1993, between D. R. Schrank and Registrant, filed as Exhibit (a) to Registrant's
               Quarterly Report on Form 10-Q for the
               quarter ended September 30, 1993, and
               incorporated herein by this reference;
               and (ii) Employment Agreement dated March
               1, 1993 between D. J. McGregor and
               Registrant, filed as Exhibit 10(g) to
               Registrant's Annual Report on Form 10-K
               for the fiscal year ended December 31,
               1993, and incorporated herein by this
               reference.

     *(h)      Description of Directors' compensation
               and retirement plan, set forth in the
               section captioned "Directors'
               Compensation" on pages 12 and 13 of
               Registrant's definitive proxy statement
               dated March 20, 1995, as distributed to
               stockholders and filed with the
               Commission pursuant to Regulation 14A,
               which section is incorporated herein by
               this reference.


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


     [*- Identifies management contract or compensation plans or arrangements filed pursuant to Item
          601(b)(10)(iii)(A)]

(11)      Computation of per share earnings, filed
          herewith.                                     ________

(13)      Registrant's Annual Report as distributed to
          stockholders for the fiscal year ended
          December 31, 1994, filed herewith.            ________

(16)      Letter regarding Change in Certifying
          Accountants, filed as Exhibit (16) to
          Registrant's current report on Form 8-K/A dated March 8, 1995 and incorporated herein by this reference.

(21)      Subsidiaries of the Registrant, filed
          herewith.                                     ________

(23)      Consent of Independent Auditors, filed
          herewith.                                     ________

(24)      Powers of Attorney of certain Directors of
          Registrant, filed herewith.                   ________

      (ii) Other exhibits:

          Financial statements (and consent of
          independent auditors) pursuant to Form 11-K and Rule 15d-21 for the year ended
          December 31, 1994, for the Capital
          Accumulation Plan for Salaried Employees of
          M. A. Hanna Company and Associated Companies, and for stock purchase/savings plans of Registrant's subsidiaries and divisions will be filed as exhibits to the Form 10-K under a Form 10-K/A amendment not later than June 30, 1995.


     (b)       Since September 30, 1994, Registrant
               has filed two reports on Form 8-K,
               dated December 20, 1994, reporting
               the Registrant's plans to sell
               itsDay International, Inc. business
               units,and February 17, 1995, as
               amended and replaced by Form 8-K/A
               dated March 8, 1995.

     (c)       The response to this portion of Item
               14 is submitted as a separate
               Section commencing on page X-1 of
               this Form 10-K.

     (d)       The response to this portion of Item
               14 is submitted as a separate
               section commencing on page F-1 of
               this Form 10-K.



                 FORM 10-K

           ITEM 14(a) (1) and (2)

     FINANCIAL STATEMENTS AND SCHEDULES

             M.A. HANNA COMPANY



The following consolidated financial statements of the Registrant and its consolidated subsidiaries, included in the annual report of the Registrant to its stockholders for the year ended December 31, 1994, are incorporated herein by reference in Item 8:

     Summary of accounting policies
     Consolidated balance sheets - December 31, 1994 and 1993
     Consolidated statements of income, stockholders' equity and cash flows - years ended December 31, 1994, 1993 and 1992 Notes to financial statements

The following consolidated financial information, together with the report of the independent accountants, are included in Item
14 (d):

          Schedule II - Valuation and qualifying accounts

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











                      F-1









Report of Independent Auditors



Board of Directors
M.A. Hanna Company


We have audited the accompanying consolidated balance sheets of M.A. Hanna Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(1) and (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.A. Hanna Company and subsidiaries at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                        /s/ Ernst & Young LLP
January 31, 1995

                        F-2










                                                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES


                  COL. A                            COL. B                       COL. C                             COL. D
                                                                                ADDITIONS
                                             Balance at Beginning          (1)                (2)
                DESCRIPTION                       of Period         Charged to Costs   Charged to Other     Deductions - Describe
                                                                      and Expenses    Accounts - Describe

Year ended December 31, 1994:
    Deducted from asset accounts:
        Allowance for doubtful accounts           $9,993,000           $3,250,000        $531,000  (a)         $2,428,000  (c)


Year ended December 31, 1993:
    Deducted from asset accounts:
        Allowance for doubtful accounts           $7,233,000           $3,647,000        $188,000  (a)         $2,396,000  (c)
                                                                                        1,321,000  (b)

Year ended December 31, 1992:
    Deducted from asset accounts:
        Allowance for doubtful accounts           $5,569,000           $2,151,000      $1,067,000  (a)         $2,445,000  (c)
                                                                                          891,000  (b)




                  COL. A                             COL. E

                                                 Balance at End
                DESCRIPTION                        of Period


Year ended December 31, 1994:
    Deducted from asset accounts:
        Allowance for doubtful accounts           $11,346,000


Year ended December 31, 1993:
    Deducted from asset accounts:
        Allowance for doubtful accounts           $ 9,993,000


Year ended December 31, 1992:
    Deducted from asset accounts:
        Allowance for doubtful accounts           $ 7,233,000



 (a)  Reserves of companies acquired.
 (b)  Charge included in income(loss) from discontinued operations.
 (c)  Uncollectible amounts written off.


                                      F-3