Form 10-Q
period 1995-03-31
HANNA M A CO/DE
filed 1995-05-10
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED March 31, 1995


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



       1301 East Ninth Street, Suite 3600 Cleveland, Ohio  44114
Former name, former address and former fiscal year, if changed since last report


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                    Yes X      No

        Common Shares Outstanding, as of the close of the period
                   covered by this report 35,504,053

         M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                               INDEX





                                                                 PAGE

PART  I - FINANCIAL INFORMATION


  Item 1.    Financial Statements.
               Consolidated Statements of Income -
                 Three Months ended March 31, 1995 and 1994        2

               Consolidated Balance Sheets -
                 March 31, 1995 and December 31, 1994              3

               Condensed Consolidated Statements of
                 Cash Flows - Three Months Ended
                   March 31, 1995 and 1994                         4

               Notes to Consolidated Financial Statements          5

  Item 2.    Management's Discussion and Analysis of
               Interim Financial Condition and Results
               of Operations.                                    6-8


PART II - OTHER INFORMATION

  Item 3.    Legal Proceedings                                     9

  Item 4.    Submission of Matters to a Vote of Security Holders   9

  Item 6.    Exhibits and Reports on Form 8-K                     10

                                 PART 1

            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                                                           FIRST QUARTER
                                                        1995           1994
                                                       (Dollars in thousands
                                                       except per share data)

Net Sales                                             $492,772       $388,520

Costs and Expenses
    Cost of goods sold                                 402,268        316,306
    Selling, general and administrative                 56,681         48,881
    Other income                                           (46)          (478)
    Other expense                                        2,383          2,057
    Interest on debt                                     6,937          7,566
    Amortization                                         3,471          2,914
                                                       471,694        377,246
Income from Continuing Operations Before
  Income Taxes                                          21,078         11,274

    Income taxes                                         9,064          5,064
Income from Continuing Operations                       12,014          6,210
Income from Discontinued Operations                      2,931          2,047
Net Income                                            $ 14,945       $  8,257


Net Income per Share of Common Stock
      Primary
          Continuing operations                       $   0.39       $   0.20
          Discontinued operations                         0.09           0.07
          Net income                                  $   0.48       $   0.27

      Fully diluted
          Continuing operations                       $   0.38       $   0.19
          Discontinued operations                         0.09           0.07
          Net income                                  $   0.47       $   0.26


Dividends per common share                            $  0.135       $  0.125

       M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS
                         (Unaudited)

                                                                 March        December
                                                                31, 1995      31, 1994
                                                                (Dollars in thousands)
          Assets

Current Assets
    Cash and cash equivalents                                  $   27,810    $   23,105
    Receivables                                                   285,975       247,116
    Inventories:
        Finished products                                         121,230       116,718
        Raw materials and supplies                                 50,019        44,542
                                                                  171,249       161,260
    Prepaid expenses                                                3,502         3,981
    Deferred taxes                                                 23,480        26,938
    Net assets of discontinued operations                         104,518       103,215
        Total current assets                                      616,534       565,615

Property, Plant and Equipment                                     357,691       342,543
    Less allowances for depreciation and depletion                147,062       138,408
                                                                  210,629       204,135
Other Assets
    Goodwill and other intangibles                                334,712       330,757
    Investments and other assets                                   80,587        79,803
    Deferred taxes                                                 34,103        34,850
                                                                  449,402       445,410
                                                               $1,276,565    $1,215,160

            Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable to banks                                     $    2,092    $      931
    Trade payables and accrued expenses                           344,673       335,877
    Current portion of long-term debt                                 724           683
        Total current liabilities                                 347,489       337,491

Other Liabilities                                                 169,650       173,888

Long-term Debt
    Senior notes                                                  227,270       235,770
    Other                                                         108,461        53,099
                                                                  335,731       288,869
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued 132 shares                                               -             -
    Common stock, par value $1
        Authorized 50,000,000 shares
        Issued 43,037,609 shares at March 31, 1995 and
            43,015,494 shares at December 31, 1994                 43,037        43,015
    Capital surplus                                               306,834       299,725
    Retained earnings                                             307,397       296,632
    Associates ownership trust                                   (117,078)     (111,471)
    Cost of treasury stock (7,533,556 shares at March 31, 1995
        and 7,321,400 shares at December 31, 1994)               (109,364)     (103,731)
    Minimum pension liability adjustment                           (7,262)       (7,262)
    Accumulated translation adjustment                                131        (1,996)
                                                                  423,695       414,912
                                                               $1,276,565    $1,215,160

            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)



                                                            THREE MONTHS ENDED
                                                                 MARCH 31
                                                             1995       1994
                                                         (Dollars in thousands)

Cash Provided from (Used for) Operations
    Net income                                              $14,945    $ 8,257
    Discontinued operations                                   2,794      3,035
    Depreciation and amortization                            11,609      9,932
    Companies carried at equity:
        Income                                                 (281)      (730)
        Dividends received                                      850        750
    Changes in operating assets and liabilities:
        Receivables                                         (36,943)    (9,997)
        Inventories                                         (10,826)    (3,496)
        Prepaid expenses                                        629     (1,602)
        Trade payables and other accruals                     4,077      4,081
    Restructuring obligations                                (3,344)    (2,018)
    Other                                                     2,636      2,518
           Net operating transactions                       (13,854)    10,730

Cash Provided from (Used for) Investment Transactions
    Capital expenditures                                    (12,021)    (4,657)
    Acquisition of companies, less cash acquired                  -     (1,861)
    Acquisition obligations                                    (638)      (682)
    Sale of short-term securities                                 -      5,061
    Other                                                    (1,766)       127
           Net investment transactions                      (14,425)    (2,012)
Cash Provided from (Used for) Financing Transactions
    Cash dividends paid                                      (4,178)    (3,791)
    Proceeds from the sale of common stock                      381      9,347
    Purchase of shares for treasury                          (6,500)         -
    Increase in debt                                         51,600        919
    Reduction in debt                                        (8,575)   (14,249)
           Net financing transactions                        32,728     (7,774)

    Effect of exchange rate changes on cash                     256       (313)

Cash and Cash Equivalents
    Increase                                                  4,705        631
    Beginning of period                                      23,105     37,645
    End of period                                           $27,810    $38,276

Cash paid during period
    Interest                                                $12,387    $14,903
    Income taxes                                              9,940      1,968

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                             March 31, 1995



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in the opinion of the Company include all adjustments necessary to present fairly the results of operations, financial position, and changes in cash flow. Reference should be made to the footnotes included in the 1994 Annual Report.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.


Discontinued Operations

In December 1994, the Company adopted a plan to sell its Day International printing and textile business. The business consists of the manufacturing of printing blankets and other consumables for the printing industry and the manufacturing of engineered consumable supplies for the textile industry. In April 1995, the Company announced it had entered into an agreement to sell the business to American Industrial Partners Capital Fund. The agreement is contingent on American Industrial Partners securing financing and regulatory and other approvals. The Company believes the transaction will close late in the second quarter.

Net Income Per Share of Common Stock

Primary net income per share of common stock is computed by dividing net income applicable to common stock by the average number of shares outstanding during the period (31,053,936 in 1995 and 30,641,178 in 1994). Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans. The effect of assuming the exercise of stock options was not significant in 1995 and 1994.

The number of shares used to compute fully dilutive net income per share is based on the number of shares used for primary net income per share increased by the common stock equivalents which would arise from the exercise of stock options and stock warrants. The average number of shares used in the computation were 31,678,640 in 1995 and 31,223,007 in 1994.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Net sales increased from $388.5 million in 1994 to $492.8 million in 1995, an increase of 26.8%. Sales from processing businesses increased 25.3% over 1994 levels to $272.4 million. The increase is due to acquisitions made in 1994, higher unit volumes and pricing. Distribution sales increased $48.1 million to $219.0 million due to higher unit volumes and pricing. Sales from other operations were comparable with prior year levels.

Cost of goods sold increased $86.0 million to $402.3 million in 1995 and corresponds with the increase in net sales. Gross margins were 18.4% in 1995 compared with 18.6% in 1994. Impacting gross margins in 1995 was a $2.4 million provision for inventories valued by the last-in first-out cost method. Absent this provision, gross margins would have been 18.9% in 1995.

Selling, general and administrative expenses increased $7.8 million over 1994 levels due to the higher level of sales and acquisitions made in 1994. As a percentage of sales, selling, general and administrative costs were 11.5% in 1995 compared with 12.6% in 1994.

Interest on debt decreased from $7.6 million in 1994 to $6.9 million in 1995. During the second quarter of 1994, the Company repurchased
$64.2 million of its Senior Notes in the open market resulting in an after-tax extraordinary charge of $3.7 million. Funds to repurchase the Senior Notes were obtained from existing cash flows as well as borrowings under the Company's revolving credit facility, which carry a lower rate of interest.

In December 1994, the Company adopted a plan to sell its Day
International printing and textile business. Accordingly, the operating results of that business have been reclassified as discontinued operations. In April 1995, the Company announced it had entered into an agreement to sell the business to American Industrial Partners Capital Fund. The Company believes the transaction will close late in the second quarter.

Liquidity and Sources of Capital

Operating activities used $13.9 million in the first quarter of 1995. This amount includes the use of $43.1 million for working capital and $3.3 million for the payment of obligations related to prior restructurings.

Investment activities used $14.4 million, which includes $12.0 million for capital expenditures. Financing activities provided $32.7 million and include $43.0 million from increases in outstanding debt, partially offset by $4.2 million for dividends and $6.5 million used in the purchase of stock for treasury.

The Company has a credit agreement which provides commitments for borrowings up to $200 million through June 1998. The arrangement provides for interest rates to be determined at the time of borrowing based on a choice of formulas specified in the agreement. At March 31, 1995, there were $63.3 million of outstanding borrowings supported by this agreement.

In April 1995 the Company announced it had entered into an agreement to sell its Day International printing and textile business. The sale, which is subject to the buyer securing financing and obtaining regulatory approval, is expected to close late in the second quarter. Proceeds from the sale will be used to pay down outstanding borrowings and make further investment in the Company's processing and distribution businesses.

The current ratio was 1.8:1 at March 31, 1995 compared with 1.7:1 at December 31, 1994. Excluding the net assets of discontinued operations, the current ratio was 1.5:1 at March 31, 1995 compared with 1.4:1 at December 31, 1994. Long-term debt to total capital was 44.2% at March 31, 1995 and 41.0% at December 31, 1994.

Environmental Matters

The Company is subject to various laws and regulations concerning environmental matters. The Company is committed to a long-term environmental protection program that reduces releases of hazardous materials into the environment as well as to the remediation of identified existing environmental concerns.

The Company is involved in certain legal actions and claims arising in the ordinary course of business including lawsuits brought by the State of Idaho in 1983 and the United States government in 1993 seeking reimbursement from the Company and other defendants for alleged damages to the environment and clean-up costs for the area around the Blackbird Mine in Idaho. The Company and other principal defendants have entered into a settlement agreement among themselves allocating a minor share of responsibility to the Company. In turn, a Consent
Decree was executed among the principal defendants and the State of Idaho and the United States government and was lodged with the Court on April 28, 1995. Assuming the Consent Decree is entered by the Court in its present form, all liability issues affecting the Company in these legal proceedings will have been settled without a material adverse effect on the results of operations or the financial position of the Company.

Claims have also been made against a subsidiary of the Company for costs of environmental remediation measures taken or to be taken in connection with operations that have been sold or closed. These include the clean-up of Superfund sites and participation with other companies in the clean-up of hazardous waste disposal sites, several of which have been designated as Superfund sites. In April 1994, the New Jersey Department of Environmental Protection and Energy finalized a Record of Decision, which incorporates the agreed upon remediation to be performed by the Company's subsidiary at its Wharton, New Jersey site.

Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of reserves. In management's opinion, the aforementioned litigation and claims will be resolved without material adverse effect on the financial position of the Company.

                                   PART II


Item 3.  Legal Proceedings

         With respect to the legal proceedings by the State of Idaho and the United States against the Registrant and other defendants involving alleged damages to the environment at the Blackbird Mine in Idaho, the Registrant and the other principal defendants have entered into a settlement agreement among themselves allocating a minor share of responsibility to the Registrant. In turn, a Consent Decree was executed among the principal defendants and the state and federal plaintiffs, and was lodged with the Court on April 28, 1995. It is expected that after a public comment period, the Consent Decree will be entered by the Court. Assuming that the Consent Decree is entered in its present form, all of the liability issues affecting Registrant in these legal proceedings will have been settled without a material adverse effect on Registrant's business or financial position.


Item 4.  Submission of Matters to a Vote of Security Holders

         a.) Annual meeting of stockholders held May 3, 1995.

         b.) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management nominees as listed in the Proxy Statement; and nine directors were elected.

         c.) The appointment of Price Waterhouse LLP as the Company's independent public accountants for the year 1995 was ratified and approved. There were 31,197,340 shares voted in the affirmative, 117,842 shares voted in the negative and 240,493 shares abstained.

         d.) The adoption of the M.A. Hanna Company Voluntary Non-
             Qualified Deferred Compensation Plan was ratified and approved. There were 29,115,106 shares voted in the affirmative, 1,785,891 shares voted in the negative and 654,678 shares abstained.

         e.) The 1995 amendments to the M.A. Hanna Company Directors'
             Deferred Fee Plan was ratified and approved. There were 28,850,925 shares voted in the affirmative, 2,072,152 shares voted in the negative and 632,599 shares abstained.

    Item 6.  Exhibits and Reports on Form 8-K


         a) During the quarter ended March 31, 1995, the Registrant filed Current Report on From 8-K/A dated March 8, 1995 reporting that the Registrant had appointed Price Waterhouse LLP, replacing Ernst & Young LLP, who was dismissed, as its independent public accounting firm.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       M. A. HANNA COMPANY (Registrant)



                                       /s/  Thomas E. Lindsey
                                       Controller
                                       (Principal Accounting Officer)

Date: May 10, 1995