Form 10-Q
period 1995-06-30
HANNA M A CO/DE
filed 1995-08-08
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED June 30, 1995


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


        Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject
to such filing requirements forthe past 90 days.              Yes  X     No

        Common Shares Outstanding, as of the close of the period
                   covered by this report 35,495,642

       M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES


                             INDEX





                                                                   PAGE

PART  I - FINANCIAL INFORMATION


      Item 1.    Financial Statements.
                   Consolidated Statements of Income -
                     Three Months and Six Months ended
                     June 30, 1995 and 1994                          2

                   Consolidated Balance Sheets -
                    June 30, 1995 and December 31, 1994              3

                   Condensed Consolidated Statements of
                     Cash Flows - Six Months Ended
                       June 30, 1995 and 1994                        4

                   Notes to Consolidated Financial Statements      5-6

      Item 2.    Management's Discussion and Analysis of
                   Interim Financial Condition and Results
                   of Operations.                                  7-9


PART II - OTHER INFORMATION


      Item 6.    Exhibits and Reports on Form 8-K                   10

                                 PART I

            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)

                                                Three Months Ended            Six Months Ended
                                                     June 30                       June 30
                                                1995          1994            1995          1994
                                                  (Dollars in thousands except per share data)
Net Sales                                     $483,295      $422,516        $976,067       $811,036

Costs and Expenses
    Cost of goods sold                         393,218       341,941         795,486        658,247
    Selling, general and administrative         55,265        52,243         111,946        101,124
    Other income                               (10,864)         (569)        (10,910)        (1,047)
    Other expense                                1,654         2,418           4,037          4,475
    Interest on debt                             7,216         6,777          14,153         14,343
    Amortization                                 3,497         2,718           6,968          5,632
                                               449,986       405,528         921,680        782,774
Income from Continuing Operations Before
  Extraordinary Item and Income Taxes           33,309        16,988          54,387         28,262

    Income taxes                                13,949         7,618          23,013         12,682
Income from Continuing Operations Before
  Extraordinary Item                            19,360         9,370          31,374         15,580
Income from Discontinued Operations             42,406         2,573          45,337          4,620
Income Before Extraordinary Item                61,766        11,943          76,711         20,200
Extraordinary Item                                   -        (3,680)              -         (3,680)
Net Income                                    $ 61,766      $  8,263        $ 76,711       $ 16,520


Net Income per Share of Common Stock
      Primary
          Continuing operations               $   0.62      $   0.30        $   1.01       $   0.51
          Discontinued operations                 1.36          0.08            1.46           0.15
          Extraordinary item                       -           (0.12)            -            (0.12)
          Net income                          $   1.98      $   0.26        $   2.47       $   0.54

      Fully diluted
          Continuing operations               $   0.61      $   0.30        $   0.99       $   0.50
          Discontinued operations                 1.33          0.08            1.43           0.15
          Extraordinary item                       -           (0.12)            -            (0.12)
          Net income                          $   1.94      $   0.26        $   2.42       $   0.53


Dividends per common share                    $  0.135      $  0.125        $   0.27       $   0.25

                                                -2-

       M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS
                         (Unaudited)

                                                                  June       December
                                                                30, 1995     31, 1994
                                                               (Dollars in thousands)
          Assets

Current Assets
    Cash and cash equivalents                                 $  102,626   $   23,105
    Short-term securities                                         40,139            -
    Receivables                                                  276,246      247,116
    Inventories:
        Finished products                                        135,404      116,718
        Raw materials and supplies                                48,442       44,542
                                                                 183,846      161,260
    Prepaid expenses                                               3,336        3,981
    Deferred taxes                                                24,717       26,938
    Net assets of discontinued operations                              -      103,215
        Total current assets                                     630,910      565,615

Property, Plant and Equipment                                    373,968      342,543
    Less allowances for depreciation and depletion               155,145      138,408
                                                                 218,823      204,135
Other Assets
    Goodwill and other intangibles                               330,641      330,757
    Investments and other assets                                  65,505       79,803
    Deferred taxes                                                30,729       34,850
                                                                 426,875      445,410
                                                              $1,276,608   $1,215,160

            Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable to banks                                    $    2,098   $      931
    Trade payables and accrued expenses                          383,154      335,877
    Current portion of long-term debt                                643          683
        Total current liabilities                                385,895      337,491

Other Liabilities                                                172,324      173,888

Long-term Debt
    Senior notes                                                 227,270      235,770
    Other                                                          5,192       53,099
                                                                 232,462      288,869
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued 132 shares                                              -            -
    Common stock, par value $1
        Authorized 50,000,000 shares
        Issued 43,086,360 shares at June 30, 1995 and
            43,015,494 shares at December 31, 1994                43,086       43,015
    Capital surplus                                              311,305      299,725
    Retained earnings                                            364,997      296,632
    Associates ownership trust                                  (118,589)    (111,471)
    Cost of treasury stock (7,590,718 shares at June 30, 1995
        and 7,321,400 shares at December 31, 1994)              (110,743)    (103,731)
    Minimum pension liability adjustment                          (7,262)      (7,262)
    Accumulated translation adjustment                             3,133       (1,996)
                                                                 485,927      414,912
                                                              $1,276,608   $1,215,160

                             -3-

        M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30
                                                                   1995       1994
                                                                (Dollars in thousands)
Cash Provided from (Used for) Operations
    Net income                                                   $ 76,711    $16,520
    Discontinued operations                                         4,797      6,422
    Depreciation and amortization                                  23,608     19,653
    Companies carried at equity:
        Income                                                     (2,789)    (2,177)
        Dividends received                                          3,952      1,250
    Changes in operating assets and liabilities:
        Receivables                                               (26,101)   (23,450)
        Inventories                                               (28,516)   (11,974)
        Prepaid expenses                                              324     (4,069)
        Trade payables and other accruals                          37,553     25,711
    Gain from sales of assets                                     (84,427)         -
    Restructuring obligations                                      (5,835)    (5,607)
    Extraordinary item                                                  -      6,034
    Other                                                           9,173      5,358
           Net operating transactions                               8,450     33,671

Cash Provided from (Used for) Investment Transactions
    Capital expenditures                                          (29,000)   (15,033)
    Acquisition of companies, less cash acquired                        -     (1,875)
    Acquisition obligations                                        (2,335)    (3,176)
    Sales of assets                                               223,500          -
    Purchase of short-term securities                             (40,139)         -
    Sale of short-term securities                                       -      5,061
    Other                                                          (6,051)      (472)
           Net investment transactions                            145,975    (15,495)
Cash Provided from (Used for) Financing Transactions
    Cash dividends paid                                            (8,346)    (7,643)
    Proceeds from the sale of common stock                          1,126     10,741
    Purchase of shares for treasury                                (7,877)         -
    Increase in debt                                               57,543     53,574
    Reduction in debt                                            (117,636)   (85,822)
           Net financing transactions                             (75,190)   (29,150)

    Effect of exchange rate changes on cash                           286       (445)

Cash and Cash Equivalents
    Increase (Decrease)                                            79,521    (11,419)
    Beginning of period                                            23,105     37,645
    End of period                                                $102,626    $26,226

Cash paid during period
    Interest                                                     $ 14,794    $16,253
    Income taxes                                                   22,065      8,843

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              June 30, 1995



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


Discontinued Operations

In December 1994, the Company adopted a plan to sell its Day International printing and textile business. The business consists of the manufacturing of printing blankets and other consumables for the printing industry and the manufacturing of engineered consumable supplies for the textile industry. In April 1995, the Company announced it had entered into an agreement to sell the business to American Industrial Partners Capital Fund. The sale consummated on June 6, 1995 with the Company realizing a gain from the sale of $40,254,000. Had the sale been consummated as of January 1, 1994, fully diluted earnings per share from continuing operations would have been $.64 and $.31 for the three months ended June 30, 1995 and 1994, respectively and $1.05 and $.52 for the six months ended June 30, 1995 and 1994, respectively.

Net Income Per Share of Common Stock

Primary net income per share of common stock is computed by dividing net income applicable to common stock by the average number of shares outstanding during the period (31,144,475 and 30,858,926 for the three month periods ended June 30, 1995 and 1994, respectively, and 31,097,721 and 30,750,684 for the six month periods ended June 30, 1995 and 1994, respectively). Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans. The effect of assuming the exercise of stock options was not significant in 1995 and 1994.

The number of shares used to compute fully dilutive net income per share is based on the number of shares used for primary net income per share increased by the number of shares reserved under earnout provisions of purchase agreements and the common stock equivalents which would arise from the exercise of stock options and stock warrants. The average number of shares used in the computation were 31,792,339 and 31,478,730 for the three month periods ended June 30, 1995 and 1994, respectively, and 31,750,525 and 31,376,188 for the six month periods ended June 30, 1995 and 1994, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Net sales increased $60.8 million in the second quarter of 1995 and $165.0 million in the first six months of 1995 as compared with the 1994 periods. Sales from processing businesses increased $23.3 million in the second quarter of 1995 and $78.4 million in the first six months of 1995 over comparable 1994 periods due to pricing, acquisitions made in 1994 and the impact of exchange, partially offset by lower volume. Sales from distribution businesses increased from $187.3 million in the second quarter of 1994 to $220.1 million in the comparable 1995 period and from $358.2 million in the first six months of 1994 to $439.1 million in the first six months of 1995 due to higher unit volumes and pricing. Sales from other operations were comparable with prior year levels.

Gross margins were 18.6% in the second quarter of 1995 and 18.5% for the first six months compared with 19.1% and 18.8%, respectively, for the comparable 1994 periods. Absent the provision in 1995 for inventories valued by the last-in first-out cost method, gross margins would have been 19.1% and 19.0% in the second quarter and first six months of 1995, respectively.

Selling, general and administrative costs increased $3.0 million in the second quarter of 1995 and $10.8 million in the first six months of 1995 due to acquisitions made in 1994 and higher sales activities from existing businesses. However, as a percentage of sales, selling, general and administrative expenses decreased from 12.4% and 12.5% in the 1994 periods to 11.4% and 11.5% in the comparable 1995 periods, reflecting the Company's ongoing efforts to manage these costs.

Other income in the second quarter and first six months of 1995 includes a gain of $9.3 million from the sale of its 8% interest in Iron Ore Company of Canada. The Company will continue to receive fees as managing agent and from its interest in the sales agency through 1996.

In December 1994, the Company adopted a plan to sell its Day
International printing and textile business. Accordingly, the results of that business were reclassified as discontinued operations. In June 1995, the previously announced sale of the business to American
Industrial Partners Capital Fund was consummated with the Company recognizing a gain of $40.3 million.

The extraordinary item in 1994 of $3.7 million is the premium associated with the repurchase of $64 million of the Company's Senior Notes.

Liquidity and Sources of Capital

Operating activities provided $8.5 million in the first half of 1995. This amount includes the use of $55.2 million for working capital and $5.8 million for the payment of obligations related to prior restructurings. Investment activities provided $146.0 million which includes $223.5 million from the sale of assets, partially offset by $29.0 million for capital expenditures and $40.1 million invested in short-term securities. Financing activities used $75.2 million and include $60.1 million in net reductions of long-term debt, $8.3 million for dividends and $7.9 million for the purchase of stock for treasury.

The Company has a credit agreement which provides commitments for borrowings up to $200 million through June 1998. The agreement provides for interest rates to be determined at the time of borrowing based on a choice of formulas specified in the agreement. At June 30, 1995, there were no borrowings outstanding under this agreement.

The current ratio was 1.6:1 at June 30, 1995 compared with 1.7:1 at December 31, 1994. Long-term debt to total capital was 32.4% at June 30, 1995 compared with 41.0% at December 31, 1994.

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

                                    PART II


Item 6.  Exhibits and Reports on Form 8-K


         a) During the quarter ended June 30, 1995, the Registrant filed Current Report on Form 8-K dated June 21, 1995 reporting that the Registrant had completed the previously announced disposition of its printing and textile businesses to Day International Group, Inc., a company newly organized by American Industrial Partners.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       M. A. HANNA COMPANY (Registrant)



                                       ________________________
                                       /s/  Thomas E. Lindsey
                                       Controller
                                       (Principal Accounting Officer)

Date:  August 8, 1995