Form 10-Q
period 1995-09-30
HANNA M A CO/DE
filed 1995-10-26
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED September 30, 1995


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

        Common Shares Outstanding, as of the close of the period
                  covered by this report   35,562,242

       M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                             INDEX





                                                                  PAGE

PART  I - FINANCIAL INFORMATION


    Item 1.  Financial Statements.
               Consolidated Statements of Income -
                 Three Months and Nine Months ended
                  September 30, 1995 and 1994                        2

               Consolidated Balance Sheets -
                September 30, 1995 and December 31, 1994             3

               Consolidated Statements of
                 Cash Flows - Nine Months Ended
                   September 30, 1995 and 1994                       4

               Notes to Consolidated Financial Statements          5-6

    Item 2.  Management's Discussion and Analysis of
               Interim Financial Condition and Results
               of Operations.                                      7-9


PART II - OTHER INFORMATION


    Item 6.  Exhibits and Reports on Form 8-K                       10

                                 PART I

            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                                               Three Months Ended      Nine Months Ended
                                                 September 30            September 30
                                                1995      1994         1995          1994
                                              (Dollars in thousands except per share data)

Net Sales                                     $464,078  $448,650     $1,440,145   $1,259,686

Costs and Expenses
    Cost of goods sold                         379,046   364,520      1,174,532    1,022,767
    Selling, general and administrative         52,653    52,431        164,599      153,555
    Other income                                (2,412)     (726)       (13,322)      (1,773)
    Other expense                                1,792     1,997          5,829        6,472
    Interest on debt                             6,142     7,178         20,295       21,521
    Amortization                                 3,505     3,383         10,473        9,015
                                               440,726   428,783      1,362,406    1,211,557
Income from Continuing Operations Before
  Extraordinary Item and Income Taxes           23,352    19,867         77,739       48,129

    Income taxes                                10,041     8,598         33,054       21,280
Income from Continuing Operations Before
  Extraordinary Item                            13,311    11,269         44,685       26,849
Income from Discontinued Operations                  -     1,625         45,337        6,245
Income Before Extraordinary Item                13,311    12,894         90,022       33,094
Extraordinary Item                                   -         -              -       (3,680)
Net Income                                    $ 13,311  $ 12,894     $   90,022   $   29,414


Net Income per Share of Common Stock
      Primary
          Continuing operations               $   0.43  $   0.36     $     1.43   $     0.87
          Discontinued operations                  -        0.06           1.46         0.20
          Extraordinary item                       -         -              -          (0.12)
          Net income                          $   0.43  $   0.42     $     2.89   $     0.95

      Fully diluted
          Continuing operations               $   0.42  $   0.36     $     1.40   $     0.85
          Discontinued operations                  -        0.05           1.43         0.20
          Extraordinary item                       -         -              -          (0.12)
          Net income                          $   0.42  $   0.41     $     2.83   $     0.93


Dividends per common share                    $  0.135  $  0.125     $    0.405   $    0.375


            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                                                     September     December
                                                                     30, 1995      31, 1994
                                                                      (Dollars in thousands)
          Assets
Current Assets
    Cash and cash equivalents                                       $   63,148    $   23,105
    Short-term securities                                               55,505             -
    Receivables                                                        281,576       247,116
    Inventories:
        Finished products                                              130,126       116,718
        Raw materials and supplies                                      43,544        44,542
                                                                       173,670       161,260
    Prepaid expenses                                                     4,329         3,981
    Deferred taxes                                                      28,312        26,938
    Net assets of discontinued operations                                    -       103,215
        Total current assets                                           606,540       565,615

Property, Plant and Equipment                                          387,684       342,543
    Less allowances for depreciation and depletion                     163,118       138,408
                                                                       224,566       204,135
Other Assets
    Goodwill and other intangibles                                     325,975       330,757
    Investments and other assets                                        68,961        79,803
    Deferred taxes                                                      33,056        34,850
                                                                       427,992       445,410
                                                                    $1,259,098    $1,215,160

            Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable to banks                                          $    1,981    $      931
    Trade payables and accrued expenses                                358,130       335,877
    Current portion of long-term debt                                      717           683
        Total current liabilities                                      360,828       337,491

Other Liabilities                                                      171,719       173,888

Long-term Debt
    Senior notes                                                       227,270       235,770
    Other                                                                4,589        53,099
                                                                       231,859       288,869
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued 132 shares                                                    -             -
    Common stock, par value $1
        Authorized 50,000,000 shares
        Issued 43,240,514 shares at September  30, 1995 and
            43,015,494 shares at December 31, 1994                      43,241        43,015
    Capital surplus                                                    315,249       299,725
    Retained earnings                                                  374,131       296,632
    Associates ownership trust                                        (120,223)     (111,471)
    Cost of treasury stock (7,678,272 shares at September  30, 1995
        and 7,321,400 shares at December 31, 1994)                    (113,196)     (103,731)
    Minimum pension liability adjustment                                (7,262)       (7,262)
    Accumulated translation adjustment                                   2,752        (1,996)
                                                                       494,692       414,912
                                                                    $1,259,098    $1,215,160

                                -3-

            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                            NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                             1995       1994
                                                          (Dollars in thousands)

Cash Provided from (Used for) Operations
    Net income                                             $ 90,022   $ 29,414
    Discontinued operations                                   4,797     11,102
    Depreciation and amortization                            35,581     30,749
    Companies carried at equity:
        Income                                               (5,015)    (4,383)
        Dividends received                                    6,052      5,281
    Changes in operating assets and liabilities:
        Receivables                                         (32,519)   (41,955)
        Inventories                                         (19,034)   (16,981)
        Prepaid expenses                                       (647)       382
        Trade payables and other accruals                     8,901     42,268
    Gain from sales of assets                               (84,427)         -
    Restructuring obligations                               (13,806)    (8,618)
    Extraordinary item                                            -      6,034
    Other                                                    12,442      9,175
           Net operating transactions                         2,347     62,468

Cash Provided from (Used for) Investment Transactions
    Capital expenditures                                    (44,415)   (28,792)
    Acquisition of companies, less cash acquired                  -    (53,371)
    Acquisition obligations                                  (2,338)    (3,302)
    Sales of assets                                         223,500     13,874
    Purchase of short-term securities                       (69,703)         -
    Sale of short-term securities                            15,000      5,061
    Other                                                    (5,360)     1,636
           Net investment transactions                      116,684    (64,894)
Cash Provided from (Used for) Financing Transactions
    Cash dividends paid                                     (12,522)   (11,505)
    Proceeds from the sale of common stock                    1,586     13,856
    Purchase of shares for treasury                          (9,021)         -
    Increase in debt                                         57,314    118,944
    Reduction in debt                                      (118,039)  (135,269)
           Net financing transactions                       (80,682)   (13,974)

    Effect of exchange rate changes on cash                   1,694        332

Cash and Cash Equivalents
    Increase (Decrease)                                      40,043    (16,068)
    Beginning of period                                      23,105     37,645
    End of period                                          $ 63,148   $ 21,577

Cash paid during period
    Interest                                               $ 26,214   $ 28,423
    Income taxes                                             65,739     11,947

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  September 30, 1995



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


Discontinued Operations

In December 1994, the Company adopted a plan to sell its Day International printing and textile business. The business consists of the manufacturing of printing blankets and other consumables for the printing industry and the manufacturing of engineered consumable supplies for the textile industry. In April 1995, the Company announced it had entered into an agreement to sell the business to American Industrial Partners Capital Fund. The sale consummated on June 6, 1995 with the Company realizing a gain from the sale of $40,254,000. Had the sale been consummated as of January 1, 1994, fully diluted earnings per share from continuing operations would have been $.42 and $.39 for the three months ended September 30, 1995 and 1994, respectively, and $1.46 and $.91 for the nine months ended September 30, 1995 and 1994, respectively.

Net Income Per Share of Common Stock

Primary net income per share of common stock is computed by dividing net income applicable to common stock by the average number of shares outstanding during the period (31,241,180 and 30,950,417 for the three month periods ended September 30, 1995 and 1994, respectively, and 31,148,273 and 30,816,863 for the nine month periods ended September 30, 1995 and 1994, respectively). Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans. The effect of assuming the exercise of stock options was not significant in 1995 and 1994.

The number of shares used to compute fully dilutive net income per share is based on the number of shares used for primary net income per share increased by the common stock equivalents which would arise from the exercise of stock options and stock warrants. The average number of shares used in the computation were 31,875,691 and 31,596,388 for the three month periods ended September 30, 1995 and 1994, respectively, and 31,846,841 and 31,471,482 for the nine month periods ended September 30, 1995 and 1994, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF

         INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Net sales increased $15.4 million in the third quarter of 1995 and $180.4 million in the first nine months of 1995 as compared with 1994 periods. Sales from processing businesses were up slightly in the third quarter of 1995 compared with the third quarter of 1994 with pricing substantially offset by lower unit volumes. Processing sales for the nine months ended September 30, 1995 increased $81.4 million to $777.7 million as compared with the comparable 1994 period due to pricing, acquisitions made in 1994 and the impact of exchange, partially offset by lower volume. Sales from distribution businesses increased from $199.8 million in the third quarter of 1994 to $211.7 million in the comparable 1995 period and from $558.0 million in the first nine months of 1994 to $650.9 million in the first nine months of 1995 due to pricing, partially offset by lower unit volumes. Sales from other operations were comparable with prior year periods.

Gross margins were 18.3% in the third quarter of 1995 and 18.4% for the first nine months of 1995 compared with 18.8% in each of the comparable 1994 periods due to lower unit volumes and higher provisions for inventories valued by the last-in first-out cost method.

Selling, general and administrative expenses in the third quarter of 1995 were comparable with the third quarter of 1994 and increased $11.0 million in the first nine months of 1995 due to acquisitions made in 1994 and higher sales activities from existing businesses, partially offset by lower costs associated with pay for performance incentives.

Other income increased $1.7 million in the third quarter of 1995 and $11.5 million in the first nine months of 1995 due to higher levels of interest income from invested cash and marketable securities. The first nine months of 1995 includes a gain of $9.3 million from the sale of the Company's 8% interest in Iron Ore Company of Canada; the Company will continue to receive fees as managing agent and from its interest in the sales agency through 1996.

Interest expense decreased $1.0 million and $1.2 million in the third quarter and first nine months of 1995, respectively, over comparable 1994 periods due to lower levels of outstanding indebtedness.

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

Liquidity and Sources of Capital

Operating activities provided $2.3 million in the first nine months of 1995. This amount includes the use of $43.3 million for working capital, including $28.6 million in estimated tax payments related to the sale of Day International, and $13.8 million for the payment of obligations related to prior restructurings. Investment activities provided $116.7 million which includes $223.5 million from the sale of assets, partially offset by $44.4 million for capital expenditures and $54.7 million invested in short-term securities. Financing activities used $80.7 million and include $60.7 million in net reductions of long-term debt, $12.5 million for dividends and $9.0 million for the purchase of shares for treasury.

The Company has a credit agreement which provides commitments for borrowings up to $200 million through June 1998. The agreement provides for interest rates to be determined at the time of borrowing based on a choice of formulas specified in the agreement. At September 30, 1995, there were no borrowings outstanding under this agreement.

The current ratio was 1.7:1 at September 30, 1995 and December 31, 1994. Long-term debt to total capital was 31.9% at September 30, 1995 compared with 41.0% at December 31, 1994.

Environmental Matters

The Company is subject to various laws and regulations concerning environmental matters. The Company is committed to a long-term environmental protection program that reduces releases of hazardous materials into the environment as well as to the remediation of identified existing environmental concerns.

The Company has been involved in certain legal actions and claims arising in the ordinary course of business including lawsuits brought by the State of Idaho in 1983 and the United States government in 1993 seeking reimbursement from the Company and other defendants for alleged damages to the environment and clean-up costs for the area around the Blackbird Mine in Idaho. The Company and other principal defendants have entered into a settlement agreement among themselves allocating a minor share of responsibility to the Company. In turn, a Consent Decree among the principal defendants and the State of Idaho and the United States government was entered by the Court on September 1, 1995, settling all liability issues affecting the Company in these legal proceedings without a material adverse effect on the results of operations or the financial position of the Company.

Claims have also been made against a subsidiary of the Company for costs of environmental remediation measures taken or to be taken in connection with operations that have been sold or closed. These include the clean-up of Superfund sites and participation with other companies in the clean-up of hazardous waste disposal sites, several of which have been designated as Superfund sites. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the financial position of the Company.

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



Date:  October 26, 1995