Form 10-K
period 1995-12-31
HANNA M A CO/DE
filed 1996-03-22
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                                 Washington, D. C.  20549


                                         FORM 10-K


                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934


Fiscal year ended December 31, 1995              Commission file number 1-5222


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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of February 16, 1996: $1,019,678,689.00.

      Common Shares outstanding as of February 16, 1996:   34,712,466.

                     DOCUMENTS INCORPORATED BY REFERENCE


      Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (1) Registrant's definitive proxy statement distributed to stockholders dated March 20, 1996, filed with the Commission pursuant to Regulation 14A and incorporated by reference into Parts I and III of this Form 10-K; and (2) Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1995, incorporated by reference into Parts I and II of this Form 10-K. With the exception of the information specifically incorporated by reference, neither the Registrant's proxy statement nor the 1995 Annual Report to stockholders is deemed to be filed as part of this Form 10-K.

      Except as otherwise stated, the information contained in this report is given as of December 31, 1995, the end of the Registrant's last fiscal year.



                                    PART I



ITEM 1.     BUSINESS


(a)         Acquisitions and Dispositions


                  On May 25, 1995, the Registrant sold its remaining
            8.14 percent equity interest in Iron Ore Company of Canada ("IOC") to IOC. With mining and processing operations in Newfoundland and ore loading facilities in Quebec, IOC sells iron ore concentrates and pellets to major steel plants in North America, Europe and Asia.
            The Registrant will continue to act as the managing agent of IOC through December 31, 1996.


                  On June 6, 1995, the Registrant completed the
            previously announced sale of its Day International, Inc. subsidiary, based in Dayton, Ohio. Day International, Inc., with annual sales of $120 million, produced highly engineered printing blankets for offset printing presses, as well as aprons, cots and other consumable parts used in the textile industry.

                  In January 1995 the Registrant merged its Bruck
            Plastics Company, Fiberchem, Inc. and Plastic Distributing Corporation business units, to form M. A. Hanna Resin Distribution, headquartered in Lemont, Illinois. In June 1995, the Registrant announced the merger of its Allied Color Industries, Inc., PMS Consolidated, Inc. and Wilson Color, Inc. business units into a single unit named M. A. Hanna Color, headquartered in Suwanee, Georgia. And in October 1995, the Registrant announced the merger of its Burton Rubber Processing, Inc. and Colonial Rubber Works, Inc. business units to form a single unit named M. A. Hanna Rubber Compounding, with headquarters in Chagrin Falls, Ohio.

                  On January 4, 1996, the Registrant announced that it
            had entered into an agreement with Suzhou Plastic Factory #1 ("SPF1") to form a plastics compounding joint venture in Suzhou, Jiangsu Province, China, about 60 miles west
            of Shanghai.   The joint venture, to be known as Hanna Su
            Xing Plastics Compounding (Suzhou) Company Limited, will be housed in a new facility with 13 million pounds of annual capacity, to be built in 1996 and to be operated by approximately 65 associates, including management transferred from SPF1's existing compounding operations. The joint venture's primary products will be polypropylene, nylon and ABS compounds for the automotive and appliance markets.

                  On January 26, 1996, the Registrant completed its
            previously announced tender offer for the shares of CIMCO, Inc., a producer of thermoplastic compounds and plastic components based in Costa Mesa, California. A total of 2,896,412, or approximately 97.4 percent of all outstanding shares of CIMCO stock, were tendered in response to the $10.50 per share offer, and the balance of the shares were acquired by cash offer. The Registrant had previously announced its intention to sell CIMCO's plastic components business, and to retain its plastic compounding business, Compounding Technology, Inc. ("CTi"), with plants in Singapore, Corona, California, and Charlotte, North Carolina and a fourth plant under construction in France.

                  On March 14, 1996, the Registrant announced that it
            had reached an agreement to acquire Victor International Plastics, Ltd., a leading producer of color masterbatch in the United Kingdom, from Rexam, Plc. Victor International Plastics has annual sales of more than $50 million, has 55 million pounds of capacity and serves the injection and blow molding end markets. It employs 180 associates at its three operations in London, Manchester and Coventry, England.

(b)               See the financial information regarding the
            Registrant's business segments set forth at page 29 of the Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1995, which page is incorporated herein by this reference.


(c)
      (1)(i)

            Formulated Polymers

                  (a) Processing


                  The Registrant, through its Bergmann, CTi, DH
            Compounding, M.A. Hanna Engineered Materials, M. A. Hanna Rubber Compounding, MACH-I Compounding, M. A. Hanna Thermoplastic Elastomers, and Southwest Chemical Services business units, engages in the custom compounding of plastic and rubber materials to the specifications of manufacturers of plastic and rubber products for customers located throughout North America, Europe and Asia.

                  Through its M. A. Hanna Color, Hanna Polimeros,
            Synthecolor and Wilson Color business units, the Registrant manufactures custom formulated colorants in the form of color concentrates, liquid dispersions, dry colorants, and additives for customers in the plastics industry throughout North America, Europe, South America and Asia. M. A. Hanna Color and Wilson Color also produce specialty colorants and additives for the automobile, vinyl siding and textile industries and for the wire and cable industry, respectively.


                  (b)  Distribution

                  Through its M. A. Hanna Resin Distribution and M.A.
            Hanna de Mexico business units, the Registrant distributes thermoplastic and thermoset resins and fiberglass materials in North America.

                  Through its Cadillac Plastic business unit,
            Registrant engages in the worldwide distribution of engineered plastic sheet, rod, tube, and film products to industrial and retail customers as well as cutting and machining plastic products to customers' specifications and thermoforming plastic into products such as skylights and signs.

            Other Operations


                  Through its Colonial Diversified Polymer Products
            business unit, Registrant manufactures molded sponge automotive parts for customers located throughout the United States and Canada.

                  Registrant also engages in the management of marine
            terminals, management of an iron ore mine in Quebec, Canada, and insurance services.

                  Net sales and operating revenues from Registrant's
            operations outside the polymers industry do not individually constitute 10 percent or more of Registrant's consolidated revenues.


(1)(iii)          In Registrant's processing segment the primary raw
            materials required are natural and synthetic rubbers, plastics, and chemicals, all of which are available in adequate supply. The primary raw materials required by Registrant's color and additive concentrate units are plastics, chemicals, and organic and inorganic pigments, all of which are available in adequate supply.


(1) (iv)          Registrant's processing business units own numerous
            patents and trademarks, which are important in that they protect the Registrant's corresponding inventions and product names against infringement by others and thereby enhance Registrant's position in the marketplace. The patents vary in duration from 1 year to 20 years, and the trademarks have an indefinite life which is based upon continued use.


(1)(x)            The custom compounding of plastic and rubber
            materials is highly competitive, with product quality and service to customers being principal factors affecting competition. Registrant believes it is the largest independent custom compounder of rubber and a leading compounder of plastics in North America in terms of pounds produced.

                  The manufacture of custom formulated color and
            additive concentrates for the plastics industry is highly competitive with product quality and service to customers being principal factors affecting competition.
            Registrant believes it is one of the leading producers of custom formulated color and additive concentrates in the United States and Europe.

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

(1)(xiii)         Registrant employs 5,695 persons at its consolidated
            operations (6,799 in 1994) and manages operations for others that employ 2,302 persons (2,245 in 1994).

(d)(1)            See information regarding Registrant's international
            operations at page 29 of Registrant's Annual Report distributed to stockholders for the fiscal year ended
            December 31, 1995, which page is incorporated herein by this reference.

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

ITEM 2.  PROPERTIES

      The table below sets forth the principal plants and properties owned or leased by the Registrant's formulated polymers business units. For properties which are leased, the date of expiration of the current term of the lease is indicated. Properties which are shown as owned are owned in fee simple. Some properties may be subject to minor encumbrances of a nature which do not materially affect the Registrant's operations.

      In addition, Registrant's Cadillac Plastic and M. A. Hanna Resin Distribution business units lease floor space at various locations within the United States. They are used by the regional branches for sales offices, for the distribution of Registrant's products, for fabrication, and for warehousing. These are short-term leases.

      Registrant's Cadillac Plastic business unit also leases space for regional branches in various locations outside the United States, including Australia, Belgium, Canada, France, Germany, Hong Kong, Korea, Malaysia, Mexico, Netherlands, New Zealand, Singapore, Spain, Sweden, Taiwan and Vietnam.

                                                         Approximate
                                                Owned/      Size
Location                Facility               Leased     (sq. ft.)

Burton,                 M. A. Hanna Rubber      Owned       160,000
 Ohio                   Compounding
_________________________________________________________________

Macedonia,              MACH-1                  Owned        87,000
 Ohio                   Compounding
_________________________________________________________________

Tillsonburg,            M. A. Hanna Rubber      Owned        60,000
 Ontario                Compounding
_________________________________________________________________

Jonesboro,              M. A. Hanna Rubber      Owned        69,000
 Tennessee              Compounding
_________________________________________________________________

DeForest                M. A. Hanna Rubber      Owned       130,000
 Wisconsin              Compounding
_________________________________________________________________

Santa Fe Springs,       M. A. Hanna Rubber      Leased       13,231
 California             Compounding               1996
_________________________________________________________________

Broadview Heights,      M. A. Hanna Color       Owned        61,000
 Ohio
_________________________________________________________________

                                                          Approximate
                                                Owned/       Size
Location                Facility               Leased      (sq. ft.)

Greenville,             M. A. Hanna Color       Owned        65,000
 South Carolina
_________________________________________________________________

Phoenix,                M. A. Hanna Color       Owned        20,500
 Arizona
_________________________________________________________________

Vonore,                 M. A. Hanna Color       Owned        47,000
 Tennessee
_________________________________________________________________

North Kansas City,      M. A. Hanna Color       Leased       44,000
  Missouri                                        1998
_________________________________________________________________

San Fernando,           M. A. Hanna Color       Leased       50,000
 California                                       1998
_________________________________________________________________

Vancouver,              M. A. Hanna Color       Leased       35,000
 Washington                                       2002
_________________________________________________________________

Troy,                   Cadillac Plastic        Leased       29,175
 Michigan               (headquarters)            1998
_________________________________________________________________

Lemont,                 M. A. Hanna Resin       Leased      103,000
 Illinois               Distribution              2008
                        (headquarters)
_________________________________________________________________

Seattle,                M. A. Hanna Resin       Leased       79,000
 Washington             Distribution              2005
_________________________________________________________________

Kingstree,              M. A. Hanna Rubber      Owned       156,174
 South Carolina         Compounding
_________________________________________________________________

Dyersburg,              M. A. Hanna             Owned       862,399
 Tennessee              Engineered Materials,
                        M. A. Hanna Rubber
                        Compounding and
                        Colonial Diversified
                        Polymer Products
_________________________________________________________________

                                                         Approximate
                                                Owned/       Size
Location                Facility               Leased     (sq. ft.)

Bethlehem,              M. A. Hanna             Leased
 Pennsylvania           Engineered                2004       82,000
                        Materials                 1999       25,400
_________________________________________________________________

Suwanee,                M. A. Hanna Color       Owned        20,000
 Georgia                (headquarters)
_________________________________________________________________

Suwanee,                M. A. Hanna Color       Owned        44,022
 Georgia                (technical center)
_________________________________________________________________

Somerset,               M. A. Hanna Color       Owned        44,300
 New Jersey
_________________________________________________________________

Florence,               M. A. Hanna Color       Owned        30,000
 Kentucky
_________________________________________________________________

Gastonia,               M. A. Hanna Color       Owned        43,992
 North Carolina
_________________________________________________________________

Elk Grove Village,      M. A. Hanna Color       Owned        51,870
 Illinois
_________________________________________________________________

St. Peters,             M. A. Hanna Color       Owned        32,480
 Missouri
_________________________________________________________________

Fort Worth,             M. A. Hanna Color       Owned        75,080
 Texas
_________________________________________________________________

Norwalk,                M. A. Hanna Color       Owned        94,000
 Ohio
_________________________________________________________________

Gardena,                M. A. Hanna Color       Owned        46,652
 California
_________________________________________________________________

Carolina,               M. A. Hanna Color       Leased       12,600
 Puerto Rico                                      1999
_________________________________________________________________

                                                          Approximate
                                                Owned/       Size
Location                Facility               Leased      (sq. ft.)

Buford,                 M. A. Hanna Color       Leased       73,300
 Georgia                                          1997
_________________________________________________________________

Milford,                M. A. Hanna Color       Leased       20,600
 New Hampshire                                    2000
_________________________________________________________________

Toluca,                 Hanna Polimeros         Owned        22,000
 Mexico
_________________________________________________________________

LaPorte,                Southwest Chemical      Owned       200,000
 Texas                  Services, Inc.
_________________________________________________________________

Ayer,                   M. A. Hanna Resin       Leased       82,000
 Massachusetts          Distribution              2000
_________________________________________________________________

Houston,                M. A. Hanna             Leased
 Texas                  Engineered                1997       88,000
                        Materials                 1998       44,120
_________________________________________________________________

Statesville,            M. A. Hanna Resin       Leased       48,240
 North Carolina         Distribution              1998
_________________________________________________________________

Neshanic Station,       M. A. Hanna Color       Leased      123,000
 New Jersey                                       1997
_________________________________________________________________

North Ridgeville        M. A. Hanna             Leased       40,750
 Ohio                   Thermoplastic             1999
                        Elastomers
_________________________________________________________________

Assesse,                Wilson Color            Owned       120,976
 Belgium
_________________________________________________________________

Tossiat,                Wilson color            Owned        87,188
 France
_________________________________________________________________

                                                          Approximate
                                                Owned/       Size
Location                Facility               Leased      (sq. ft.)


Bendorf,                Wilson Color            Owned        72,086
 Germany
_________________________________________________________________

Angered,                Wilson Color            Owned        22,259
 Sweden
_________________________________________________________________

Paris,                  Synthecolor             Owned        46,285
 France                                         Leased       16,146
_________________________________________________________________

Gaggenau,               Bergmann                Owned       241,114
 Germany
_________________________________________________________________

Barbastro,              Polibasa (Bergmann)     Owned        71,042
 Spain
_________________________________________________________________

Corona,                 Compounding             Leased       32,000
 California             Technology, Inc.          2001
_________________________________________________________________

Charlotte,              Compounding             Leased       20,100
 North Carolina         Technology, Inc.          1997
_________________________________________________________________

Singapore               Compounding             Leased       43,000
                        Technology, Inc.          1996
_________________________________________________________________


      Registrant's combined annual plastic and rubber compounding capacity and colorant manufacturing capacity, based on the estimated design capacities of Registrant's plants, amounts to approximately 700 million pounds of compounded rubber products, 825 million pounds of compounded plastic products and over 235 million pounds of colorants. A variation in the mix of products produced at a given plant results in a corresponding increase or decrease in the quantity (in pounds) of products that can be produced at full capacity. Beyond these estimated capacities for Registrant's rubber and plastic compounding and colorant manufacturing properties, there are no comparative measurement units of production capacity that reasonably can be ascribed to Registrant's other properties in the processing segment.

      Registrant's 50 percent-owned partnership, DH Compounding
Company, owns and operates an engineering plastics compounding plant in Clinton, Tennessee. The 150,000 square foot plant has an annual design capacity of 90 million pounds.


ITEM 3.   LEGAL PROCEEDINGS


      Registrant, directly and indirectly through a wholly-owned subsidiary, is obligated for costs of environmental remediation measures taken and to be taken in connection with certain operations that have been sold or discontinued. These include the clean-up of a Superfund site and participation with other companies in the clean-up of hazardous waste disposal sites, several of which have been designated as Superfund sites. Registrant has established reserves for these anticipated liabilities for environmental remediation, which do not reflect potential insurance recoveries and which management believes are adequate to cover Registrant's ultimate exposure. Registrant believes that these liabilities will not have a material adverse effect on the Registrant's business or financial position.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.



_______   EXECUTIVE OFFICERS OF THE REGISTRANT



      The following table lists information as of March 1, 1996, as to each executive officer of the Registrant, including his position with the Registrant as of that date and other positions held by him during at least the past five years:



M. D. Walker                        Chairman and Chief Executive
 Age - 63                           Officer.  Chairman and Chief
                                    Executive Officer, September 1986 to
                                    date; President, December 1988 -
                                    May 1989.

D. J. McGregor                      President and Chief Operating
 Age - 55                           Officer.  Senior Vice President-
                                    Operations of the Registrant, March
                                    1988 - September 1988; Executive
                                    Vice President, September 1988 -
                                    May 1989; President and Chief
                                    Operating Officer, May 1989 to date.



L. L. Beach                         Vice President, Human Resources.
 Age - 51                           Vice President, Human Resources of
                                    Kraft USA (1989-1991) and of Kraft
                                    Foods International (manufacturer
                                    and distributor of consumer
                                    products)  1991 to April 1995.  Vice
                                    President, Human Resources of the
                                    Registrant, April 1995 to present.



S. P. Chong                         Vice President-Total Quality
 Age - 53                           Planning & Technical Services.  Vice
                                    President-Technical Services, 1986 -
                                    May 1990; Vice President Total
                                    Quality Planning & Technical
                                    Services, May 1990 to date.



M. S. Duffey                        Vice President, Chief Financial
Age - 41                            Officer and Treasurer.  Vice
                                    President and Treasurer, Outboard
                                    Marine Corporation (manufacturer of
                                    recreational boats and marine
                                    engines), 1986-1992; Vice President
                                    and Treasurer, Foote, Cone & Belding
                                    Communications, Inc. (world-wide
                                    advertising agency) 1992 - July
                                    1994.  Treasurer of the Registrant,
                                    July 1994 - April 1995; Vice
                                    President, Chief Financial Officer
                                    and Treasurer of Registrant, April
                                    1995 to date.

G. W. Henry                         Vice President, International
Age - 50                            Operations.  Comptroller, 1985 -
                                    July 1990; Vice President, 1987 -
                                    July 1990; Vice President - Marine
                                    Services and Special Projects, July
                                    1990 - February 1992; Vice President
                                    - Operations, February 1992 -
                                    October 1994; Vice President,
                                    International Operations, October
                                    1994 to date.



J. S. Pyke, Jr.                     Vice President, General Counsel
 Age - 57                           and Secretary.  Secretary, 1973 to
                                    date; Vice President, 1979 to date.



D. R. Schrank                       Vice President, North American
 Age - 47                           Plastics Operations.  Senior Vice
                                    President and Chief Financial
                                    Officer, Sealy, Inc. (bedding
                                    manufacturer) 1989 to September
                                    1993.  Vice President and Chief
                                    Financial Officer of the Registrant,
                                    September 1993 - April 1995; Vice
                                    President of the Registrant's North
                                    American Plastics Operations, April
                                    1995 to date.



T. E. Lindsey                       Controller.  Assistant Controller
 Age - 45                           of the Registrant 1987 to July 1990;
                                    Controller, July 1990 to date.

                                   PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

            See the tables regarding Registrant's Stock Price Data at page 34 and Stock Information at page 35 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1995, which tables and information are incorporated herein by this reference.



ITEM 6.     SELECTED FINANCIAL DATA

            See Selected Financial Data at page 35 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1995, which Selected Financial Data is incorporated herein by this reference.



ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

            See pages 36 through 37 of Registrant's Annual Report distributed to stockholders for the fiscal year ended
            December 31, 1995, which pages are incorporated herein by this reference.



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See pages 21 through 38 of Registrant's Annual Report distributed to stockholders for the fiscal year ended
            December 31, 1995, which pages and section are incorporated herein by this reference.



ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

            See Registrant's current report on Form 8-K/A dated
            March 8, 1995, which report is incorporated herein by this reference.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Directors

            See the table listing nominees for directors on page 2 of Registrant's definitive proxy statement distributed to stockholders dated March 20, 1996, filed with the Commission pursuant to Regulation 14A, which table is incorporated herein by this reference.


            Executive Officers

            See the item captioned "Executive Officers of the Registrant" in Part I of this Form 10-K, which item is incorporated herein by this reference.


ITEM 11.    EXECUTIVE COMPENSATION

            See the section captioned "Executive Compensation" at pages 5 through 12 of Registrant's definitive proxy statement distributed to stockholders dated March 20, 1996, filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

(a)         Security Ownership of Certain Beneficial Owners:

            See the section captioned "Holdings of Shares of the Company's Common Stock" at page 4 of Registrant's definitive proxy statement distributed to stockholders dated March 20, 1996 filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.

(b)         Security Ownership by Management:

            See the table, and footnotes thereto, regarding beneficial ownership of the Registrant's Common Stock by management, at page 3 of Registrant's definitive proxy statement distributed to stockholders dated March 20, 1996 filed with the Commission pursuant to Regulation 14A, which table and footnotes are incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

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


            (i)   Exhibits filed pursuant to Regulation S-K (Item
                  601):


(2)  Plan of Disposition.


      Stock Purchase Agreement , dated April 11, 1995, as amended, by and among Day International Group, Inc. (formerly known as Day International Holdings Inc.), Cadillac Plastic Group, Inc. and Registrant, filed as Exhibit 1 to Registrant's current report on Form 8-K dated June 21, 1995, and incorporated herein by this reference.


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

      (c) Indenture dated September 15, 1991 between the Registrant and Ameritrust Company, National Association, Trustee relating to Registrant's $100,000,000 aggregate principal amount of 9% Senior Notes due 1998 and $150,000,000 aggregate principal amount of 9 3/8% Senior notes due 2003, filed as Exhibit 4 to the Registrant's Form S-3 filed on September 18, 1991, and incorporated herein by this reference.

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


      *(h) Description of Directors' compensation and retirement plan, set forth in the section captioned "Directors' Compensation" on pages 12 through 13 of Registrant's definitive proxy statement dated March 20, 1996, as distributed to stockholders and filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference. Also, 1995 Amendments to Directors' Deferred Fee Plan, filed as Exhibit B to Registrant's definitive proxy statement distributed to stockholders dated March 20, 1995 filed with the Commission pursuant to Regulation 14A, which Exhibit B is incorporated herein by this reference.


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

      *(k) Voluntary Non-Qualified Deferred Compensation Plan in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit A to the Registrant's definitive proxy statement distributed to stockholders dated March 20, 1995 filed with the Commission pursuant to Regulation 14A, which Exhibit A is incorporated herein by this reference.

      [*- Identifies management contract or compensation plans or arrangements filed pursuant to Item 601(b)(10)(iii)(A)]


(11)  Computation of per share earnings, filed herewith.

(13) Registrant's Annual Report as distributed to stockholders for the fiscal year ended December 31, 1995, filed herewith.

(16) Letter regarding Change in Certifying Accountants, filed as
Exhibit (16) to Registrant's current report on Form 8-K/A dated
March 8, 1995 and incorporated herein by this reference.

(21)  Subsidiaries of the Registrant, filed herewith.

(23)  Consent of Independent Auditors, filed herewith.

(24) Powers of Attorney of certain Directors of Registrant, filed herewith.

(27)  Financial Data Schedule, filed herewith.


     (ii) Other exhibits:


            Financial statements (and consent of independent auditors) pursuant to Form 11-K and Rule 15d-21 for the year ended December 31, 1995, for the Capital Accumulation Plan for Salaried Employees of M. A. Hanna Company and Associated Companies, and for stock purchase/savings plans of Registrant's subsidiaries and divisions will be filed as exhibits to the Form 10-K under a Form 10-K/A amendment not later than June 28, 1996.


(b)   Since September 30, 1995, Registrant has filed no reports on
      Form 8-K.


(c) The response to this portion of Item 14 is submitted as a separate Section commencing on page X-1 of this Form 10-K.


(d) The response to this portion of Item 14 is submitted as a separate section commencing on page F-1 of this Form 10-K.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    M. A. HANNA COMPANY
                                          (Registrant)



Date:  March 22, 1996         By   /s/J. S. Pyke, Jr.
                                    J. S. Pyke, Jr.
                                    Vice President, General Counsel
                                     and Secretary



            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  March 22, 1996         By   /s/M. D. Walker
                                    M. D. Walker, Chairman and Chief
                                    Executive Officer (Principal
                                    Executive Officer) and Director




Date:  March 22, 1996         By   /s/M. S. Duffey
                                    M. S. Duffey, Vice President,
                                    Chief Financial Officer and
                                    Treasurer
                                    (Principal Financial Officer)



Date:  March 22, 1996         By   /s/T. E. Lindsey
                                    T. E. Lindsey, Controller
                                    (Principal Accounting Officer)

                                          B. C. Ames, Director


                                          C. A. Cartwright, Director


                                          W. R. Embry, Director


                                          J. T. Eyton, Director


By /s/T. E. Lindsey                       G. D. Kirkham, Director
   T. E. Lindsey
   Attorney-in-Fact
                                          M. L. Mann, Director

Date: March  22, 1996
                                          D. J. McGregor, Director


                                          R. W. Pogue, Director


                          FORM 10-K

                     ITEM 14(a)(1) and (2)

             FINANCIAL STATEMENTS AND SCHEDULES

                     M.A. HANNA COMPANY



The following consolidated financial statements of the Registrant and its consolidated subsidiaries, included in the annual report of the Registrant to its stockholders for the year ended December 31, 1995, are incorporated herein by reference in Item 8:

     Summary of accounting policies
     Consolidated balance sheets - December 31, 1995 and 1994
     Consolidated statements of income, stockholders' equity
     and cash flows - years ended December 31, 1995, 1994 and
     1993

     Notes to financial statements

The following consolidated financial information, together with the report of the independent accounts, are included in
Item 14(d):

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

            Report of Independent Accountants on
                Financial Statement Schedule






To the Board of Directors of M.A. Hanna Company

Our audit of the consolidated financial statements referred to in our report dated January 29, 1996 appearing in the 1995 Annual Report to Shareholders of M.A. Hanna Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule as of December 31, 1995 and for the year then ended listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/  Price Waterhouse LLP


Cleveland, Ohio
January 29, 1996

                 Report of Independent Auditors


Board of Directors
M.A. Hanna Company

We have audited the consolidated balance sheet of M.A. Hanna Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years then ended listed in the Index at
Item 14(a)(1) and (2). Our audits also included the financial statement schedule listed in the Index at Item 14(a)(1) and (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of M.A. Hanna Company and subsidiaries at December 31, 1994 and the consolidated results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                     /s/   ERNST & YOUNG LLP




Cleveland, Ohio
January 31, 1995

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES


                    COL. A                           COL. B                         COL. C
                                                                                  ADDITIONS
                                               Balance at Beginning       (1)                 (2)
                  DESCRIPTION                      of Period          Charged to Cost   Charged to Other
                                                                       and Expenses     Accounts - Describe

Year ended December 31, 1995:
    Deducted from asset accounts:
        Allowance for doubtful accounts           $11,346,000           $2,480,000

Year ended December 31, 1994:
    Deducted from asset accounts:
        Allowance for doubtful accounts            $9,993,000           $3,250,000        $531,000  <F1>


Year ended December 31, 1993:
    Deducted from asset accounts:
        Allowance for doubtful accounts            $7,233,000           $3,647,000        $188,000  <F1>
                                                                                        $1,321,000  <F2>







                    COL. A                            COL. D                COL. E


                  DESCRIPTION                                            Balance at End
                                                 Deductions - Describe     of Period

Year ended December 31, 1995:
    Deducted from asset accounts:
        Allowance for doubtful accounts            $2,792,000  <F3>       $11,034,000

Year ended December 31, 1994:
    Deducted from asset accounts:
        Allowance for doubtful accounts            $2,428,000  <F3>       $11,346,000


Year ended December 31, 1993:
    Deducted from asset accounts:
        Allowance for doubtful accounts            $2,396,000  <F3>        $9,993,000



 <F1>  Reserves of companies acquired.
 <F2>  Charge included in income(loss) from discontinued operations.
 <F3>  Uncollectible amounts written off.



                                         F-4

                                                                  EXHIBIT 11

                        M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                            COMPUTATION OF EARNINGS PER SHARE

                                                                      Year Ended December 31
                                                             1995              1994              1993
                                                           (Dollars in thousands except per share data)
Primary
    Income from continuing operations
        before extraordinary charge                      $     56,702      $     37,004      $     21,297
    Income(loss) from discontinued operations                  45,337             9,970           (19,279)
    Extraordinary charge                                            -            (3,680)                -
            Net income                                   $    102,039      $     43,294      $      2,018

    Average common shares outstanding                      31,007,977        30,865,775        29,777,668
    Net effect of dilutive stock options
        and stock warrants - based on treasury
        stock method using average market price                     -   *             -   *     1,052,105
    Total                                                  31,007,977        30,865,775        30,829,773

    Income(loss) per share
        Continuing operations                            $       1.83      $       1.20      $        .69
        Discontinued operations                                  1.46               .32              (.62)
        Extraordinary charge                                        -              (.12)                -
            Net income                                   $       3.29      $       1.40      $        .07

Fully diluted
    Income from continuing operations
        before extraordinary charge                      $     56,702      $     37,004      $     21,297
    Income(loss) from discontinued operations                  45,337             9,970           (19,279)
    Extraordinary charge                                            -            (3,680)                -
            Net income                                   $    102,039      $     43,294      $      2,018

    Average common shares outstanding                      31,007,977        30,865,775        29,777,668
    Net effect of dilutive stock options
        and stock warrants - based on treasury
        stock method using the year-end market
        price if higher than average market price             687,070           598,942         1,394,322
    Total                                                  31,695,047        31,464,717        31,171,990

    Income(loss) per share
        Continuing operations                            $       1.79      $       1.18      $        .68
        Discontinued operations                                  1.43               .32              (.62)
        Extraordinary charge                                        -              (.12)                -
                                                         $       3.22      $       1.38      $        .06


*   Not significant in 1995 and 1994.



                                                           EXHIBIT 13

CONSOLIDATED STATEMENTS OF INCOME
M.A. Hanna Company and Consolidated Subsidiaries

                                                             Year Ended December 31
Dollars in thousands except per share data              1995            1994            1993
Net Sales                                            $1,901,954      $1,719,356      $1,412,071

Costs and Expenses
    Cost of goods sold                                1,552,643       1,393,036       1,146,191
    Selling, general and administrative                 218,823         213,318         179,228
    Other income                                        (15,979)         (4,066)         (5,016)
    Other expense                                         7,399           9,839           9,750
    Interest on debt                                     26,278          28,549          32,258
    Amortization of intangibles                          13,969          12,458          12,006
                                                      1,803,133       1,653,134       1,374,417
Income from Continuing Operations Before
  Income Taxes and Extraordinary Charge                  98,821          66,222          37,654

    Income taxes                                         42,119          29,218          16,357
Income from Continuing Operations
  Before Extraordinary Charge                            56,702          37,004          21,297

    Income(loss) from discontinued operations            45,337           9,970         (19,279)

    Extraordinary charge                                      -          (3,680)              -

Net Income                                           $  102,039      $   43,294      $    2,018


Net Income Per Share
      Primary
        Continuing operations                        $     1.83      $     1.20      $      .69
        Discontinued operations                            1.46             .32            (.62)
        Extraordinary charge                                  -            (.12)              -
        Net income                                   $     3.29      $     1.40      $      .07

      Fully diluted
        Continuing operations                        $     1.79      $     1.18      $      .68
        Discontinued operations                            1.43             .32            (.62)
        Extraordinary charge                                  -            (.12)              -
        Net income                                   $     3.22      $     1.38      $      .06


See summary of accounting policies and notes to consolidated financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS
M. A. Hanna Company and Consolidated Subsidiaries




                                                              Year Ended December 31
Dollars in thousands                                      1995         1994         1993

Cash Provided from (Used for) Operating Activities
  Net income                                            $102,039     $ 43,294     $  2,018
  Discontinued operations                                  4,797       13,910       41,345
  Depreciation and amortization                           47,241       41,904       38,182
  Companies carried at equity:
    Income                                                (6,459)      (6,112)      (4,286)
    Dividends received                                     8,213        7,033        5,729
  Changes in operating assets and liabilities:
    Receivables                                          (23,212)     (40,103)     (10,531)
    Inventories                                          (10,934)     (31,145)      (9,239)
    Prepaid expenses                                      (2,031)         725        1,774
    Trade payables and accrued expenses                    4,066       74,895       10,452
  Gain from sales of assets                              (84,427)           -       (1,730)
  Restructuring payments                                 (17,289)     (10,540)     (16,594)
  Other                                                   11,911       12,664       10,730
  Extraordinary charge                                         -        6,034            -
      Net operating activities                            33,915      112,559       67,850

Cash Provided from (Used for) Investing
  Activities
  Capital expenditures                                   (55,885)     (46,982)     (23,379)
  Acquisitions of businesses, less cash acquired               -      (53,331)     (28,803)
  Acquisition payments                                    (2,969)      (4,106)      (3,410)
  Sales of assets                                        223,500       13,874        7,127
  Investments in associated and other companies           (4,775)           -            -
  Return of cash from associated and other companies       1,367        8,805            -
  Purchase of short-term securities                      (69,703)           -       (5,061)
  Sale of short-term securities                           69,703        5,061       25,702
  Other                                                   (7,211)         445       (2,000)
      Net investment activities                          154,027      (76,234)     (29,824)

Cash Provided from (Used for) Financing
  Activities
  Purchase of common stock warrants                            -            -      (27,500)
  Cash dividends paid                                    (16,962)     (15,688)     (14,003)
  Proceeds from the sale of common stock                   1,996       14,165       14,582
  Purchase of shares for treasury                        (24,969)      (1,472)           -
  Increase in debt                                        57,458      131,649       12,228
  Reduction in debt                                     (118,622)    (179,879)     (39,144)
      Net financing activities                          (101,099)     (51,225)     (53,837)

  Effect of exchange rate changes on cash                  1,287          360         (821)

Cash and Cash Equivalents
  Increase(decrease)                                      88,130      (14,540)     (16,632)
  Beginning of year                                       23,105       37,645       54,277

  End of year                                           $111,235     $ 23,105     $ 37,645

Cash Paid During Year
  Interest                                              $ 26,724     $ 30,114     $ 33,001
  Income taxes                                            85,830       19,927       19,165



See summary of accounting policies and notes to consolidated financial statements



CONSOLIDATED BALANCE SHEETS
M. A. Hanna Company and Consolidated Subsidiaries



                                                          December 31
Dollars in thousands                                   1995         1994

Assets

  Current Assets
    Cash and cash equivalents                       $  111,235   $   23,105

    Receivables
      Trade (less allowance of $11,034 in 1995
        and $11,346 in 1994)                           258,274      236,737
      Other                                              9,742       10,379
                                                       268,016      247,116
    Inventories
      Finished products                                126,411      116,718
      Raw materials and supplies                        40,390       44,542
                                                       166,801      161,260

    Prepaid expenses                                     5,693        3,981
    Deferred income taxes                               22,867       26,938
    Net assets of discontinued operations                    -      103,215
        Total current assets                           574,612      565,615

  Property, Plant and Equipment
    Land                                                14,655       13,288
    Buildings                                           95,941       78,289
    Machinery and equipment                            282,718      250,966
                                                       393,314      342,543
    Less allowances for depreciation                   166,293      138,408
                                                       227,021      204,135
  Other Assets
    Goodwill and other intangibles                     321,778      330,757
    Investments and other assets                        73,067       79,803
    Deferred income taxes                               35,118       34,850
                                                       429,963      445,410

        Total assets                                $1,231,596   $1,215,160


Liabilities and Stockholders' Equity

  Current Liabilities
    Notes payable to banks                          $    1,328   $      931
    Trade payables and accrued expenses                333,176      335,877
    Current portion of long-term debt                      747          683
          Total current liabilities                    335,251      337,491

  Other Liabilities                                    179,580      173,888

  Long-term Debt
    Senior notes                                       227,270      235,770
    Other                                                4,717       53,099


  Stockholders' Equity
    Preferred stock, without par value:
      authorized 5,000,000 shares:
      issued 0 shares in 1995 and 132 shares in 1994         -            -
    Common stock, par value $1.00 per share:
      authorized 50,000,000 shares; issued
      43,274,273 shares in 1995 and 43,015,494
      shares in 1994                                    43,274       43,015
    Capital surplus                                    324,273      299,725
    Retained earnings                                  381,709      296,632
    Associates ownership trust (4,301,006
      shares in 1995 and 4,693,518 shares in 1994)    (121,363)    (111,471)
    Cost of treasury stock (8,631,355 shares
      in 1995 and 7,321,400 shares in 1994)           (137,181)    (103,731)
    Minimum pension liability adjustment                (7,522)      (7,262)
    Accumulated translation adjustment                   1,588       (1,996)
      Total stockholders' equity                       484,778      414,912

      Total liabilities and stockholders' equity    $1,231,596   $1,215,160




See summary of accounting policies and notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
M. A. Hanna Company and Consolidated Subsidiaries


Dollars in thousands except per share data

                                                                        Common                        Associates
                                                   Preferred  Common    Stock    Capital    Retained  Ownership   Treasury
                                                     Stock     Stock   Warrants  Surplus    Earnings    Trust      Stock
Balance January 1, 1993                             $     -   $28,274  $14,621   $288,708   $280,420  $(111,221) $(102,379)
    Net income                                                                                 2,018
    Cash dividends - $.475 per share                                                         (14,003)
    Exercise of stock options                                     311               8,813                           (1,675)
    Sale of common stock (21,273 shares)                           21                 609
    Purchase of common stock warrants                                  (14,621)   (12,879)
    Payment of incentive compensation awards
        and associate benefits                                                      2,525                 8,260        569
    Acquisition of business                                                          (640)       591                   691
    Adjustment to market value                                                     12,253               (12,253)
    Minimum pension adjustment
    Translation adjustment

Balance December 31, 1993                                 -    28,606        -    299,389    269,026   (115,214)  (102,794)
    Net income                                                                                43,294
    Cash dividends - $.51 per share                                                          (15,688)
    Exercise of stock options                                      61               1,335                              (38)
    Purchase of shares for treasury                                                                                 (1,472)
    Sale of common stock (25,383 shares)                           25                 706
    Payment of incentive compensation awards
        and associate benefits                                                      3,115                13,246        573
    Three-for-two common stock split                           14,323             (14,323)
    Adjustment to market value                                                      9,503                (9,503)
    Minimum pension adjustment
    Translation adjustment

Balance December 31, 1994                                 -    43,015        -    299,725    296,632   (111,471)  (103,731)
    Net income                                                                               102,039
    Cash dividends - $.55 per share                                                          (16,962)
    Exercise of stock options                                     228               4,678                           (1,483)
    Purchase of shares for treasury                                                                                (33,008)
    Sale of common stock (30,502 shares)                           31                 755
    Payment of incentive compensation awards
        and associate benefits                                                        595                 8,628      1,041
    Adjustment to market value                                                     18,520               (18,520)
    Minimum pension adjustment
    Translation adjustment

Balance December 31, 1995                           $     -   $43,274  $     -   $324,273   $381,709  $(121,363) $(137,181)

                                                 Minimum
                                                 Pension      Accumulated      Total
                                                Liability     Translation   Stockholders'
                                                Adjustment    Adjustment       Equity
Balance January 1, 1993                           $     -         $ (480)     $397,943
    Net income                                                                   2,018
    Cash dividends - $.475 per share                                           (14,003)
    Exercise of stock options                                                    7,449
    Sale of common stock (21,273 shares)                                           630
    Purchase of common stock warrants                                          (27,500)
    Payment of incentive compensation awards
        and associate benefits                                                  11,354
    Acquisition of business                                                        642
    Adjustment to market value                                                       -
    Minimum pension adjustment                     (8,577)                      (8,577)
    Translation adjustment                                        (4,500)       (4,500)

Balance December 31, 1993                          (8,577)        (4,980)      365,456
    Net income                                                                  43,294
    Cash dividends - $.51 per share                                            (15,688)
    Exercise of stock options                                                    1,358
    Purchase of shares for treasury                                             (1,472)
    Sale of common stock (25,383 shares)                                           731
    Payment of incentive compensation awards
        and associate benefits                                                  16,934
    Three-for-two common stock split                                                 -
    Adjustment to market value                                                       -
    Minimum pension adjustment                      1,315                        1,315
    Translation adjustment                                         2,984         2,984

Balance December 31, 1994                          (7,262)        (1,996)      414,912
    Net income                                                                 102,039
    Cash dividends - $.55 per share                                            (16,962)
    Exercise of stock options                                                    3,423
    Purchase of shares for treasury                                            (33,008)
    Sale of common stock (30,502 shares)                                           786
    Payment of incentive compensation awards
        and associate benefits                                                  10,264
    Adjustment to market value                                                       -
    Minimum pension adjustment                       (260)                        (260)
    Translation adjustment                                         3,584         3,584

Balance December 31, 1995                         $(7,522)        $1,588      $484,778


See summary of accounting policies and notes to consolidated financial statements



SUMMARY OF ACCOUNTING POLICIES
Dollars in thousands except per share data


PRINCIPLES OF CONSOLIDATION

Majority-owned   subsidiaries  are   consolidated   in   the
financial   statements  and  all  significant   intercompany
accounts and transactions have been eliminated.

Investments  in  less  than  majority-owned  companies   are
carried at cost adjusted for undistributed earnings and losses since acquisition, or at cost.

REVENUE RECOGNITION

Revenues are recognized when a product is shipped or a service is performed.

NET INCOME PER SHARE

Primary net income per share is computed by dividing net income by the average number of shares of common stock outstanding during the year. Shares of common stock held by the Associates Ownership Trust (AOT) enter into the determination of the average number of shares outstanding when the shares are released from the AOT to fund obligations under certain associate compensation and benefit plans. The effect of assuming the exercise of stock options and stock warrants (common stock equivalents) was not significant in 1995 and 1994.

For fully-diluted net income per share, the number of shares used for primary net income per share are increased by the common stock equivalents which would arise from the exercise of stock options and stock warrants.

CASH EQUIVALENTS AND SHORT-TERM SECURITIES

Cash  equivalents  are  highly liquid  investments  with  an
original  purchased maturity of three months or less.   Both
cash equivalents and short-term securities are stated at cost, which approximates fair value.

CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to credit risk are trade accounts receivable and foreign exchange contracts. Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers comprising the Company's customer base and their break down among many different industries and geographical locations. The Company is exposed to credit risk with respect to foreign exchange contracts in the event of nonperformance by the counterparties to these financial instruments, which are major financial institutions. The risk of incurring losses related to this credit risk is remote.

INVENTORIES

Inventories are stated at the lower of cost or market. Domestic inventories ($121,060) are valued principally by the last-in, first-out (LIFO) cost method. Inventories of international subsidiaries are valued by the first-in, first-out (FIFO) method. The excess of current cost over LIFO cost was $12,769 at December 31, 1995 and $9,937 at December 31, 1994.

PROPERTY, PLANT AND EQUIPMENT

Property,   plant   and  equipment  are  stated   at   cost.
Depreciation is computed principally by the straight-line method. Estimated asset lives are:


      Building and improvements      20 - 40 years
      Machinery and equipment         5 - 10 years

Property items retired or otherwise disposed of are removed from the property and related allowance for depreciation accounts, and any profit or loss is included in operations.

GOODWILL AND INTANGIBLES

Goodwill is being amortized over 40 years by the straight-line method. Other intangibles ($21,174 net at December 31, 1995) are being amortized on a straight-line basis over 4 to 40 years. Accumulated amortization at December 31, 1995 and 1994 was $85,845 and $71,398 respectively. In 1993, net goodwill of $26,482 was written off in connection with the discontinuance of the elastomeric membrane roofing business.

The carrying value of goodwill and other intangibles is evaluated if circumstances indicate a possible impairment in value. If undiscounted cash flows over the remaining amortization period indicate that goodwill and other intangibles may not be recoverable, the carrying value of goodwill and other intangibles will be reduced by the estimated shortfall of cash flows on a discounted basis.

INCOME TAXES

Deferred tax liabilities and assets are determined based on the differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the reported financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
M. A. Hanna Company and Consolidated Subsidiaries


ACQUISITIONS

In December 1995, the Company announced it had entered into a definitive merger agreement to acquire for $10.50 per share in cash all of the outstanding stock of CIMCO, Inc., a producer of thermoplastic compounds and plastic components. Consistent with its strategy as an intermediary between the polymer producer and end product manufacturer, the Company
intends  to  sell CIMCO's plastic components  business.   In
January 1996, the Company announced the successful completion of its tender offer for the outstanding stock of CIMCO.

In March 1994, the Company acquired certain assets of North Coast Compounders, a producer of thermoplastic elastomers and other materials and in July 1994, acquired Th. Bergmann Kunststoffwerk GmbH, one of Germany's largest producers of specialty and reinforced compounds. Both acquisitions were accounted for using the purchase method of accounting and operations from the respective dates of acquisition are included in the Consolidated Statements of Income. Had the acquisitions been made at the beginning of 1994, reported pro forma results of operations for 1994 would not be materially different.

DISCONTINUED OPERATIONS

In December 1994, the Company adopted a plan to sell its Day International printing and textile business. The business consists of the manufacturing of printing blankets and other consumable supplies for the printing industry and the manufacturing of engineered consumable supplies for the textile industry. In April 1995, the Company announced it had entered into an agreement to sell the business to American Industrial Partners Capital Fund. The sale consummated on June 6, 1995 with the Company realizing an after-tax gain of $40,254. Had the sale consummated on January 1, 1994, fully diluted earnings per share from continuing operations would have been $1.85 and $1.26 for the years ended December 31, 1995 and 1994, respectively.

In November 1993, the Company reached an agreement to sell its elastomeric membrane roofing business to Firestone Building Products Company, a division of Bridgestone/Firestone, Inc. The sale was consummated in the third quarter of 1994, resulting in an additional charge to earnings of $1,828 ($1,115 after tax) for costs incurred while obtaining government antitrust clearance for the sale. The Company recognized an after-tax charge of $30,000 in 1993 for the writeoff of goodwill and restructuring charges associated with the sale.

The Company received $2,320 during 1993 representing the recovery of a prepetition bankruptcy claim Colowyo Coal
Company had against a customer. The Company sold its interest in Colowyo in 1991.

Summary operating results of these discontinued businesses are as follows:


                                  1995      1994      1993

Net sales                        $55,454  $120,083   $148,699
Income from operations
  before income taxes            $ 9,075  $ 18,891   $ 17,051
Income taxes                       3,992     7,806      7,812
                                   5,083    11,085      9,239
Gain(loss) net of income taxes
  on disposal                     40,254    (1,115)   (28,518)
                                 $45,337  $  9,970   $(19,279)

At December 31, 1994, net assets of discontinued operations consisted of current assets of $31,724, current liabilities of $18,015, net fixed assets of $26,942, other noncurrent assets of $72,155 and other noncurrent liabilities of $9,591.

INCOME TAXES

Income taxes from continuing operations consist of the following:

                                  1995      1994     1993


Current:
   Federal                       $26,311   $20,740  $ 9,205
   State                           4,541     4,664    2,660
   Foreign                         6,311     4,809    2,907
                                  37,163    30,213   14,772
Deferred:
   Federal                         3,704       110    2,730
   State                             497    (1,023)    (319)
   Foreign                           755       (82)    (826)
                                   4,956      (995)   1,585
                                 $42,119   $29,218  $16,357

The  provision  for income taxes from continuing  operations
differs  from   the  amount computed by  applying  the  U.S.
statutory federal income tax rate as follows:

                                       1995             1994                1993
                                  Amount  Percent  Amount   Percent    Amount  Percent

Provision at statutory tax rate   $34,587  35.0%   $23,178   35.0%     $13,179  35.0%
State income taxes                  3,274   3.3      2,367    3.6        1,528   4.1
Goodwill amortization               2,613   2.6      2,784    4.2        3,169   8.4
Change in income tax rate               -     -          -      -         (578) (1.5)
Utilization of capital loss
   and  tax credit carryforwards        -     -     (1,820)  (2.7)      (1,062) (2.8)
Other - net                         1,645   1.7      2,709    4.0          121    .2
                                  $42,119  42.6%   $29,218   44.1%     $16,357  43.4%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has not provided deferred taxes on undistributed earnings of international subsidiaries and joint ventures because it is not practical to estimate the amount of tax payable associated with the remittance of these earnings.

Significant components of the Company's deferred tax  assets
(liabilities) are as follows:

                                                   1995      1994


Basis  differences from purchase accounting      $(9,359)  $(13,705)
Depreciation                                     (14,186)   (13,665)
Other post-retirement benefits                    30,681     32,467
Associate benefits                                21,152     22,064
Restructuring and plant closedown costs            4,483      7,699
Environmental costs                                6,816      7,353
Inventory and receivable reserves                  6,256      6,734
Other                                             12,142     11,983
Tax credit carryforwards                               -        858
Capital loss carryforwards                             -     23,317
Valuation allowance                                    -    (23,317)
                                                 $57,985   $ 61,788


During 1995, the valuation allowance was reduced by $23,317 due to the utilization of capital loss carryforwards in discontinued operations. The valuation allowance in 1994 was increased by $375 due to increases in capital loss carryforwards and reduced $1,820 due to the utilization of tax credit carryforwards.

Income before income taxes includes $17,577, $12,624, and $3,799 in 1995, 1994, and 1993, respectively, from international operations.

LONG-TERM DEBT

Long-term debt at December 31 consists of the following:

                                          1995      1994

9% Senior Notes due 1998                $109,245  $117,745
9.375% Senior Notes due 2003             118,025   118,025
Credit agreements                              -    12,650
Other                                      5,464    41,132
                                         232,734   289,552
Less current portion                         747       683
                                        $231,987  $288,869



Annual maturities of long-term debt for the next five years are: 1996--$747; 1997--$680; 1998--$109,950; 1999--$663 and
2000--$673.

On June 30, 1994, the Company entered into a new revolving credit agreement with a group of financial institutions. The agreement provides for borrowings up to $200 million through June 1998 with interest rates determined at the time of the borrowing based on a choice of formulas specified in the agreement. At December 31, 1994, borrowings supported by this agreement were $12,650 at a rate of 6.70%. There were no borrowings supported by this agreement at December 31, 1995.

Other debt at December 31, 1995 and 1994 consists primarily of mortgages, industrial revenue bonds, and notes including $35.5 million of foreign borrowings related to an acquisition which were repaid in 1995. These obligations mature in various installments through September 2005 and are at interest rates ranging from 4.00% to 9.50%. The weighted average interest rate on short-term borrowings was 8.37% and 7.28% at December 31, 1995 and 1994, respectively.

In 1994, the Company repurchased $64,230 principal amount of Senior Notes in the open market, resulting in an extraordinary charge of $6,034 ($3,680 after tax). The Company also repurchased $8,500 principal amount of Senior Notes in the open market in 1995.

The Senior Note agreements contain certain restrictions and conditions among which are limitations on cash dividends and other payments. Under the most restrictive of these agreements, approximately $180,416 of retained earnings was free of such limitations at December 31, 1995.

STOCKHOLDERS' EQUITY

In May 1994, the Company issued 14,322,624 shares of common stock to effect a three-for-two stock split. The par value
($1 per share) of the additional shares issued was charged to capital surplus.

The Associates Ownership Trust (AOT) acquired shares of common stock from the Company in 1991 for a promissory note in the amount of $100,049. The shares acquired are to fund a portion of the Company's obligations under certain of its associate compensation and associate benefit plans for the 15-year term of the AOT. Such shares are adjusted at each balance sheet date to their respective market value with an offsetting adjustment to capital surplus.

Under the Company's Stock Purchase Rights Plan each Right entitles the holder of common stock to buy from the Company one one-hundredth of a share of Cumulative Series A Preferred Stock, without par value for $95, subject to adjustment. The Rights become exercisable if certain triggering events occur, including the acquisition of 15% or more of the Company's common stock. The Company is entitled to redeem the Rights at $.01 per Right at any time until ten days after any person or group has acquired 20% of the Company's common stock and in certain circumstances thereafter. If a party owning 20% or more of the Company's common stock merges with the Company or engages in certain other transactions with the Company, each Right, other than the Rights held by the acquiring party, entitles the holder to purchase that number of additional common shares having a market value of two times the exercise price of the Right. The Rights expire on December 16, 2001.

The   Company's  stock  option  plans  provide  for  granting
options, including options to nonassociate directors, at the market value at date of grant. Options are exercisable for ten years from the date of grant.

The following table summarizes the changes in the outstanding options for the three years ended December 31, 1995.


                                  Shares        Price Range

Outstanding January 1, 1993     1,694,251    $ 8.167 - $18.833
Granted                           375,465     19.833 -  20.50
Exercised                        (464,794)     8.167 -  16.833
Canceled or expired               (25,275)    11.167 -  18.833
Outstanding December 31, 1993   1,579,647      8.167 -  20.50
Granted                           342,913     22.125 -  27.125
Exercised                         (77,320)     8.889 -  20.50
Canceled or expired                (3,667)    14.833 -  20.50
Outstanding December 31, 1994   1,841,573      8.167 -  27.125
Granted                           281,465               26.00
Exercised                        (228,277)     8.167 -  20.50
Canceled or expired               (13,772)    14.833 -  22.125
Outstanding December 31, 1995   1,880,989      8.167 -  27.125


At December 31, 1995, options were exercisable for 1,142,125 shares (1,099,126 shares at December 31, 1994) at prices from $8.167 to $27.125 and 791,370 shares were reserved for future grants.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation", which establishes financial accounting and reporting standards for stock-based compensation plans. The Company will adopt Statement No. 123 in 1996.

Statement No. 123 defines a fair value based method of accounting for employee stock options which allows for an element of compensation cost to be charged to earnings on an annual basis. Statement No. 123 also permits entities to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, which may result in no compensation cost being recognized.

The Company anticipates it will continue to follow the intrinsic value based method of accounting prescribed in APB Opinion No. 25 and will make pro forma disclosures of net income and earnings per share as if the fair value based method had been applied.

BUSINESS SEGMENTS

The Company operates principally in the formulated polymers industry which consists of two major segments - processing and distribution. Processing includes production of custom plastic and rubber compounds and custom formulated colorants for the plastics industry. Distribution includes distributors of thermoplastic and thermoset resins and fiberglass materials and distributors of engineered plastic shapes. Sales are made through the Company's organization, distributors and representatives.

Other operations include the Company's diversified polymer products business, its marine and insurance operations and management fees. The Company is Managing Agent for Iron Ore Company of Canada (IOC) and through May 1995 owned approximately 8% of IOC's common stock. The sale of the Company's investment in IOC resulted in a pre-tax gain of $9,334. The Company will continue to serve as the Managing Agent for IOC until December 1996. IOC incurred management expense of $3,162 in 1995 ($3,064 in 1994 and $2,648 in 1993)
payable to the Company and commission expense of $5,169 in 1995 ($4,302 in 1994 and $3,317 in 1993) payable to 50%
owned companies carried at equity.

Net sales, operating profit and identifiable assets by geographic area are as follows:


                               1995         1994        1993


Net sales
 Domestic                  $1,579,424   $1,475,277   $1,220,555
 International
  Europe                      187,790      130,461       93,595
  Other                       134,740      113,618       97,921
                           $1,901,954   $1,719,356   $1,412,071

Operating profit
 Domestic                  $  112,919   $  104,484   $   83,104
 International
  Europe                       13,982       10,565        4,172
  Other                        10,274        6,764        5,070
                           $  137,175   $  121,813   $   92,346


Identifiable assets
 Domestic                  $  991,667   $  868,201   $  859,193
 International
  Europe                      175,767      180,842       89,556
  Other                        64,162       62,902       49,087
 Discontinued operations            -      103,215      125,774
                           $1,231,596   $1,215,160   $1,123,610

                                                                        Depreciation
                                                       Operating            and            Capital     Identifiable
                                        Net Sales        Profit         Amortization     Expenditures     Assets

1995
Processing                              $1,023,672      $ 92,404          $39,745          $49,542      $  656,655
Distribution                               862,077        35,509            5,991            3,804         354,599
Other                                       33,421         9,262              890              250          16,323
Intersegment activity                      (17,216)            -                -                -               -
Corporate                                        -       (12,076)<F1>         615              760         204,019
Discontinued operations                          -             -                -            1,529               -
                                        $1,901,954      $125,099          $47,241          $55,885      $1,231,596


1994
Processing                              $  942,999      $ 88,175          $34,254          $36,193      $  615,715
Distribution                               766,711        24,086            6,368            3,363         345,929
Other                                       32,129         9,552              823                -          16,751
Intersegment activity                      (22,483)            -                -                -               -
Corporate                                        -       (27,042)             459            3,862         133,550
Discontinued operations                          -             -                -            3,564         103,215
                                        $1,719,356      $ 94,771          $41,904          $46,982      $1,215,160


1993
Processing                              $  784,951      $ 65,427 <F2>     $29,842          $15,494      $  522,122
Distribution                               628,887        19,409            6,930            3,185         296,449
Other                                       33,479         7,510              936              727          16,281
Intersegment activity                      (35,246)            -                -                -               -
Corporate                                        -       (22,434)<F3>         474               38         162,984
Discontinued operations                          -             -                -            3,935         125,774
                                        $1,412,071      $ 69,912          $38,182          $23,379      $1,123,610

<F1>  Includes $9,334 gain from sale of assets.
<F2>  Includes $1,300 of restructuring costs.
<F3>  Includes $1,730 gain from sale of assets.

PENSION AND OTHER POST-RETIREMENT BENEFITS

The Company has noncontributory defined benefit plans covering certain of its associates which comply with federal funding requirements. Benefits for these plans are based primarily on years of service and qualifying compensation during the final years of employment. Plan assets include marketable equity securities, money market funds and fixed income securities.

The  Company  also sponsors defined contribution  plans  for
certain   of  its  associates,  which  provide  for  Company
contributions of a specified percentage of each associate's total compensation.

A summary of the components of net pension cost for the defined benefit plans and the total contributions charged to expense for the defined contribution plans follows:

                                   1995      1994      1993


Defined benefit plans
  Service cost                    $  306    $  743    $  617
  Interest cost on projected
    benefit obligation             6,161     5,838     6,300
  Return on plan assets           (6,215)   (5,073)   (6,258)
  Net amortization and deferral    1,869       930       815
  Net pension cost                 2,121     2,438     1,474
Defined contribution plans         5,006     3,785     3,236
                                  $7,127    $6,223    $4,710



The   Company  has  recorded  a  minimum  pension  liability
representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liabilities. The liability has been offset by intangible assets to the extent possible. Because the intangible assets recognized may not exceed the amount of unrecognized prior service cost plus unrecognized obligations at transition that remain at December 31 each year, the balance of the liability at the end of 1995 and 1994 is reported as a separate reduction of stockholders' equity, net of applicable deferred income taxes.

The following table sets forth the funded status of the Company's defined benefit plans:

                                               Accumulated Benefits      Assets Exceed
                                                  Exceed Assets       Accumulated Benefits
                                                  1995     1994          1995      1994
Actuarial present value of benefit obligations:
  Accumulated benefit obligations
    including vested benefits of
    $80,996 in 1995 and $73,428 in 1994          $48,369  $43,467       $34,442   $31,521

Projected benefit obligation                     $49,617  $44,414       $34,966   $31,981
Plan assets at fair value                         37,804   30,182        41,198    36,909
Projected benefits in excess of
  (less than) plan assets                         11,813   14,232        (6,232)   (4,928)

Consisting of:
   Unrecognized net transition obligation            994    1,190           143       135
   Unrecognized net actuarial (gains) or losses   14,507   14,022        (3,411)   (1,389)
   Adjustment to recognize minimum liability      14,334   14,265             -         -
   Accrued(prepaid) pension cost
     recognized in balance sheet                 $10,646  $13,285       $(2,964)  $(3,674)


The projected benefit obligation was determined using an assumed discount rate of 7.25% (8.25% in 1994) and an assumed long-term rate of increase in compensation of 5%. The assumed long-term rate of return on plan assets is 8.5%. The 1995 change in the discount rate caused the accumulated benefit obligation to increase approximately $6,996.

In addition to providing pension benefits, the Company provides certain contributory and noncontributory health care and life insurance benefits for certain retired associates. Certain associates of the Company may become eligible for these post-retirement benefits if they reach retirement age while working for the Company.

The status of the Company's plans, which are unfunded, at December 31, 1995 and 1994 is as follows:

                                                  1995      1994
Accumulated post-retirement benefit obligation
  Retirees                                       $53,924   $57,134
  Fully eligible active plan participants          4,421     3,747
  Other active plan participants                  10,528     9,732
                                                  68,873    70,613
  Unrecognized actuarial gain                     14,819    12,634
  Accrued post-retirement benefit obligation     $83,692   $83,247



Net periodic post-retirement benefit cost includes the following components:

                                              1995     1994    1993


Service cost                                 $  915   $1,069  $1,201
Interest cost                                 5,196    5,605   6,512
Amortization of unrecognized actuarial gain    (799)       -       -
Net periodic post-retirement benefit cost    $5,312   $6,674  $7,713


The weighted-average assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is assumed to be 11.5% (12.0% in 1994) and decreasing gradually to 5.25% in 2009 (6.25% in 2007 in
1994) and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would have increased the accumulated benefit obligation by $10,185 at December 31, 1995 and the aggregate service and interest costs components of net periodic post-retirement benefit costs for 1995 by $1,084.

A  discount  rate  of  7.25% (8.25% in  1994)  was  used  in determining the accumulated benefit obligation.  The  change
in   the   discount  rate  caused  the  accumulated  benefit
obligation to increase approximately $7,879.

FINANCIAL INSTRUMENTS

The Company conducts business in various foreign currencies. As a result, it is subject to transaction exposures that arise from foreign exchange movements between the date that the foreign currency transaction is recorded and the date it is consummated. The Company has a policy of entering into firm intercompany lending transactions and hedging the foreign exchange through foreign exchange forward contracts. The Company has entered into such cross-currency foreign exchange contracts with maturities of up to five years to protect the Company from the risk that the future intercompany cash flows will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes.

The table below summarizes by currency the contractual amounts of the Company's foreign exchange contracts at December 31, 1995. Foreign currency amounts are translated at exchange rates as of December 31, 1995. The "Buy" amounts represent the U.S. dollar equivalent of commitments to purchase foreign currencies, and the "Sell" amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

                                     Buy         Sell
      Currency:
       British pound sterling      $21,797      $     -
       French franc                      -       19,742
       German deutschmark                -       52,692
       Other                         2,243            -
                                   $24,040      $72,434



The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash,  Cash  Equivalents  and  Short-Term  Securities:    The
carrying amounts reported in the balance sheet approximate fair value.

Long and Short-Term Debt: The carrying amount of the Company's short-term borrowings approximates fair value. The fair value of the Company's Senior Notes is based on quoted market prices. The carrying amount of the Company's borrowings under its long-term revolving credit agreements and other long-term borrowings approximates fair value.

Foreign  Exchange  Contracts:  The fair value  of  short-term foreign  exchange  contracts is based on  exchange  rates  at
December  31,  1995.   The fair value  of  long-term  foreign
exchange contracts is based on quoted market prices.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1995 and 1994 are as follows:

                                     1995                1994
                              Carrying   Fair     Carrying   Fair
                               Amount    Value     Amount    Value

Cash and cash equivalents     $111,235  $111,235  $ 23,105  $ 23,105
Notes payable to banks           1,328     1,328       931       931
Long-term debt
  9% Senior Notes              109,245   117,471   117,745   119,252
  9.375% Senior Notes          118,025   138,951   118,025   122,002
  Credit agreements                  -         -    12,650    12,650
  Other                          5,464     5,464    41,132    41,132
Foreign exchange contracts           -    (2,372)        -    (1,681)



LEASE COMMITMENTS

Rental expense under operating leases for certain manufacturing facilities, warehouses, transportation equipment and data processing and office equipment was $17,843 in 1995, $16,890 in 1994 and $15,859 in 1993.
Certain of the Company's leases have options to renew, and there are no significant contingent rentals.

At  December 31, 1995, future minimum lease commitments  for noncancelable operating leases are $10,655 in  1996,  $9,502 in  1997, $7,192 in 1998, $5,166 in 1999, $2,996 in 2000 and
$14,202 thereafter.

CONTINGENCIES

The Company has been involved in certain legal actions and claims arising in the ordinary course of business including lawsuits brought by the State of Idaho in 1983 and the United States government in 1993 seeking reimbursement from the Company and other defendants for alleged damages to the environment and clean-up costs for the area around the Blackbird Mine in Idaho. The Company and other principal defendants entered into a settlement agreement among themselves which allocated a minor share of responsibility to the Company. In turn, a Consent Decree among the principal defendants and the State of Idaho and the United States government was entered by the Court in September 1995 settling all liability issues affecting the Company in those legal proceedings without a material adverse effect on the results of operations of the Company.

Claims have also been made against a subsidiary of the Company for the costs of environmental remediation measures taken or to be taken in connection with operations that have been sold or closed. These include the clean-up of Superfund sites and participation with other companies in the clean-up of hazardous waste disposal sites, several of which have been designated as Superfund sites. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of the reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the financial position of the Company.

OTHER INCOME


Other income includes the following:

                                  1995       1994      1993


Interest and dividends           $ 4,809    $3,025    $1,680
Gain on sale of assets             9,334         -     1,730
Other                              1,836     1,041     1,606
                                 $15,979    $4,066    $5,016




OTHER EXPENSE


Other expense includes the following:

                                   1995      1994      1993


Expenses of closed facilities     $4,854    $5,930    $7,031
Restructuring costs                    -       865     1,300
Other                              2,545     3,044     1,419
                                  $7,399    $9,839    $9,750

DETAIL OF CURRENT AND OTHER LIABILITIES

Included  in  trade payables and accrued expenses  and  other liabilities at December 31 are:
                                           1995     1994


Trade payables and accrued expenses:
    Trade payables                       $188,265  $178,166
    Salaries and wages                     16,288    14,744
    Associate benefits                     38,882    37,933
    Restructuring and acquisition costs    13,540    19,808

Other liabilities:
    Plant closedown costs                  11,864    13,460
    Environmental costs                    14,217    12,808
    Associate benefits                     18,557    17,605
    Other post-retirement benefits         79,160    77,898


SUPPLEMENTAL CASH FLOW DATA


The following is a summary of noncash investing and financing activities.



                                        1995      1994      1993


Acquisition of businesses
    Assets acquired                              $70,456   $33,130
    Liabilities assumed                           13,752     4,327
    Cash paid                                     56,704    28,803
    Less cash acquired                             3,373         -
                                                 $53,331   $28,803

Debt of companies acquired                       $ 4,692

Payment of incentive compensation
  awards with treasury stock           $ 1,636   $   990   $   780

Release of common stock held by
  Associates Ownership Trust           $ 8,628   $13,246   $ 8,260

Payment of stock option exercised
  with shares of common stock          $ 1,483   $    38   $ 1,675

Transfer of common stock released
  from Associates Ownership Trust
    to treasury stock                  $(8,039)

Quarterly Financial and Stock Price Data
M.A. Hanna Company and Consolidated Subsidiaries



Summarized unaudited quarterly financial and stock price data for 1995 and 1994 are as follows:

                                                       First      Second       Third      Fourth
                                                      Quarter     Quarter     Quarter     Quarter
1995
Net sales                                            $492,772    $483,295    $464,078    $461,809
Gross margin                                           90,504      90,077      85,032      83,698
Income
    Continuing operations                              12,014      19,360      13,311      12,017
    Discontinued operations                             2,931      42,406           -           -
          Net income                                   14,945      61,766      13,311      12,017
Income per common share (fully diluted)
    Continuing operations                                 .38         .61         .42         .39
    Discontinued operations                               .09        1.33           -           -
          Net income                                      .47        1.94         .42         .39
    Price range
         High                                           25.88       27.50       30.00       28.00
         Low                                            23.00       24.00       25.75       23.50
    Cash dividends paid                                  .135        .135        .135        .145

1994
Net sales                                            $388,520    $422,516    $448,650    $459,670
Gross margin                                           72,214      80,575      84,130      89,401
Income(loss)
    Continuing operations                               6,210       9,370      11,269      10,155
    Discontinued operations                             2,047       2,573       1,625       3,725
    Extraordinary charge                                    -      (3,680)          -           -
          Net income                                    8,257       8,263      12,894      13,880
Income(loss) per common share (fully diluted)
    Continuing operations                                 .19         .30         .36         .32
    Discontinued operations                               .07         .08         .05         .12
    Extraordinary charge                                    -        (.12)          -           -
          Net income                                      .26         .26         .41         .44
    Price range
         High                                           25.58       26.50       28.88       26.00
         Low                                            21.42       23.17       23.50       21.62
    Cash dividends paid                                  .125        .125        .125        .135



Income per share calculations for each of the quarters are based on the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year income per share amount.


SELECTED FINANCIAL DATA
M. A. Hanna Company and Consolidated Subsidiaries


                                                               1995           1994         1993        1992         1991
Summary of Operations
Net sales                                                  $ 1,901,954    $ 1,719,356  $ 1,412,071 $ 1,188,541  $ 1,006,638
Cost of goods sold                                           1,552,643      1,393,036    1,146,191     961,925      797,892
Selling, general and administrative                            218,823        213,318      179,228     152,366      147,998
Amortization of intangibles                                     13,969         12,458       12,006      11,069       10,146
Interest on debt                                                26,278         28,549       32,258      32,509       23,221
Income(loss) from continuing operations before
    income taxes, extraordinary charge and cumulative
    effect of changes in accounting principles                  98,821         66,222       37,654      27,005      (16,195)
Income taxes                                                    42,119         29,218       16,357       8,819        8,225
Income(loss) from continuing operations before
    extraordinary charge and cumulative effect
    of changes in accounting principles                         56,702         37,004       21,297      18,186      (24,420)
Net income                                                     102,039         43,294        2,018      19,025        1,875
Per share of common stock
    Income(loss) from continuing operations                       1.83           1.20          .69         .63         (.72)
    Net income                                                    3.29           1.40          .07         .66          .02
    Dividends paid                                                 .55            .51          .48         .44          .42
Cash dividends paid on
    Common stock                                                16,962         15,688       14,003      12,630       15,267
    Preferred stock                                                  -              -            -           -        1,031


Balance Sheet
Current assets                                             $   574,612    $   565,615  $   405,782 $   416,739  $   275,060
Current liabilities                                            335,251        337,491      259,680     229,327      195,610

Working capital                                                239,361        228,124      146,102     187,412       79,450
Property, plant and equipment - net                            227,021        204,135      184,296     195,117      184,877
Other assets                                                   429,963        445,410      438,628     440,873      443,702
Net long-term assets of discontinued operations                      -              -       94,904      99,836      121,374
Other liabilities                                             (179,580)      (173,888)    (176,422)   (174,558)    (118,082)
Long-term debt                                                (231,987)      (288,869)    (322,052)   (350,737)    (330,863)

Total stockholders' equity                                 $   484,778    $   414,912  $   365,456 $   397,943  $   380,458
Shares of common stock outstanding                          34,642,918     35,694,094   35,611,522  35,100,108   34,245,075
Average fully diluted shares outstanding                    31,695,047     31,464,717   31,171,990  29,662,698   36,319,580
Book value per share of common stock                       $     13.99    $     11.62  $     10.26 $     11.34  $     11.11



                                                                1990         1989        1988 (1)
Summary of Operations
Net sales                                                  $   960,228  $   918,276  $   797,563
Cost of goods sold                                             749,071      718,636      614,465
Selling, general and administrative                            137,674      135,741      128,573
Amortization of intangibles                                      9,704        8,886        6,456
Interest on debt                                                18,301       21,128       23,622
Income(loss) from continuing operations before
    income taxes, extraordinary charge and cumulative
    effect of changes in accounting principles                  44,023       44,797       28,554
Income taxes                                                    12,830        7,608        4,107
Income(loss) from continuing operations before
    extraordinary charge and cumulative effect
    of changes in accounting principles                         31,193       37,189       24,447
Net income                                                      55,871       86,920       83,223
Per share of common stock
    Income(loss) from continuing operations                        .75          .92          .49
    Net income                                                    1.35         2.23         2.32
    Dividends paid                                                 .37          .30          .22
Cash dividends paid on
    Common stock                                                15,175       11,812        7,169
    Preferred stock                                                  -        2,125        8,501


Balance Sheet
Current assets                                             $   276,711  $   264,772  $   240,029
Current liabilities                                            181,471      167,272      166,185

Working capital                                                 95,240       97,500       73,844
Property, plant and equipment - net                            183,536      173,477      154,477
Other assets                                                   458,394      444,479      406,426
Net long-term assets of discontinued operations                129,869      137,304      141,552
Other liabilities                                             (161,674)    (175,310)    (169,470)
Long-term debt                                                (137,691)    (134,834)    (137,725)

Total stockholders' equity                                 $   567,674  $   542,616  $   469,104
Shares of common stock outstanding                          39,937,572   41,682,807   32,331,271
Average fully diluted shares outstanding                    42,081,134   42,332,346   41,848,449
Book value per share of common stock                       $     14.21  $     13.02  $     11.41


(1) Prior to 1988, the Company was a natural resources company and not in the specialty chemicals business. Results for 1985-1987 are excluded because they are not comparable to results for 1988-1995.

Shareowner Information
M.A. Hanna Company common stock is listed on the New York and Chicago stock exchanges under the symbol MAH. At December 31, 1995, the number of shareowners of record of the Company's common stock was 4,173.


MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION
AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Your company reached significant strategic and financial milestones in 1995 including signing a definitive agreement
to   acquire   CIMCO,  Inc.,  a  producer  of  thermoplastic
compounds and plastic components, a joint venture agreement with Suzhou Plastics Factory #1 to form a venture to serve the high growth plastics processing markets in China, the divestiture of Day International, Inc., and the sale of our final interest in the Iron Ore Company of Canada (IOC). Net sales were a record $1,902.0 million in 1995, an increase of 10.6% over 1994 levels. Income from continuing operations, excluding the nonrecurring gain from the IOC sale, was $51.0 million, a 37.8% increase over 1994 levels.

1995 Compared with 1994

Sales from processing businesses increased $80.7 million from 1994 levels due to acquisitions consummated in 1994 and higher pricing partially offset by lower unit volumes. Distribution sales increased $95.4 million to $862.1 million in 1995 due to higher pricing and higher unit volumes. Sales from other operations were comparable with 1994 levels.

Cost of goods sold increased from $1,393.0 million in 1994 to $1,552.6 million in 1995 due to higher raw material costs, partially offset by lower unit volumes. Gross margins were 18.4% in 1995 and 19.0% in 1994. The deterioration in gross margin is due in part to the mix of sales between processing and distribution businesses. Distribution businesses, which carry a lower gross margin, had a higher overall growth rate in sales than the processing businesses. In addition, although the Company was able to pass through most raw material price increases, it was not able to maintain the comparable historical gross margin relationship.

Selling, general and administrative expenses, as a percentage of sales, were 11.5% in 1995 compared with 12.4% in 1994. Selling, general and administrative costs increased 2.6% or $5.5 million from 1994 levels due to a higher level of sales and acquisitions consummated in 1994, partially offset by lower costs associated with the Company's incentive compensation programs.

Other income in 1995 includes a gain of $9.3 million from the sale of the Company's remaining interest in IOC and higher levels of interest income due to the funds invested from the sale of IOC and Day International.

Other expense in 1994 includes $2.6 million related to the relocation of the Company's technical center and costs associated with the combination of the Company's resin distribution businesses.

Interest on debt decreased $2.3 million to $26.3 million in 1995. During 1994, the Company repurchased $64.2 million of its Senior Notes in the open market. An additional $8.5 million of its Senior Notes were repurchased in 1995. In addition, the financing for the acquisition of Th. Bergmann in 1994 was repaid in 1995.

The Company's effective tax rate was 42.6% in 1995 and 44.1%
in 1994. The tax rate in 1995 was favorably impacted by 1.6 percentage points due to the relationship of the level of nondeductible goodwill to pre-tax income.

In December 1994, the Company adopted a plan to sell its Day International printing and textile business and accordingly the operating results of that business were reclassified as discontinued operations. The sale of the Day business was consummated in June 1995 with the Company recognizing a gain of $40.3 million.

1994 Compared with 1993

Net sales were $1,719.4 million, an increase of 21.8% over net sales in 1993 of $1,412.1 million. Sales from processing businesses increased from $784.9 million in 1993 to $943.0 million in 1994 due to acquisitions in 1994 and 1993, higher unit volumes and pricing. Distribution sales increased $137.8 million to $766.7 million in 1994 due to higher unit volumes and pricing. Sales from other operations were comparable with 1993 levels.

Cost of goods sold increased from $1,146.2 million in 1993 to $1,393.0 million in 1994 due to higher unit volumes and raw material costs. Gross margins were 19.0% in 1994 and 18.8% in 1993. Gross margin dollars in 1994 were $326.3 million compared with $265.9 million in 1993 or an increase of 22.7%, which exceeds the growth in sales of 21.8%. Gross margins were favorably impacted by higher volumes and productivity improvements, partially offset by the mix of sales between processing and distribution businesses. Distribution businesses, which had a higher growth rate in net sales than processing businesses, carry a lower gross margin. Also impacting gross margins in 1994 was a $3.3 million provision for inventories valued by the last-in first-out cost method.

Selling, general and administrative expenses increased $34.1 million in 1994 to $213.3 million and were attributable to the higher level of sales, acquisitions made in 1994 and increased costs associated with the Company's incentive compensation programs due to the higher level of earnings. Selling, general and administrative expenses, as a percentage of sales were 12.4% in 1994 compared with 12.7% in 1993.

Interest on debt decreased from $32.3 million in 1993 to $28.5 million in 1994 due to lower average borrowings outstanding and lower effective interest rates. During 1994, the Company repurchased $64.2 million of its Senior Notes in the open market, resulting in an extraordinary charge of $6.0 million ($3.7 million after-tax). Funds to repurchase the Senior Notes were obtained from existing cash flows as well as borrowings under the Company's credit agreement, which carry a lower rate of interest.

The Company's effective tax rate in 1994 was 44.1% compared with 43.4% in 1993. The tax rate in 1993 was favorably impacted by 1.6 percentage points from the enactment of a change in tax laws.

Included in income from discontinued operations in 1994 was a charge of $1.1 million related to the Company's elastomeric membrane roofing business for additional costs incurred while obtaining government antitrust clearance for the sale, which closed in the third quarter of 1994. The Company recognized an after-tax charge of $30.0 million in 1993 for the writeoff of goodwill and restructuring charges associated with the sale. Also included in discontinued operations in 1993 was $1.5 million from the sale of a former natural resources affiliate.

LIQUIDITY AND SOURCES OF CAPITAL

Cash flows from operating activities provided $33.9 million in 1995. Included in this amount was a use of cash of $32.1 million for working capital reflecting an increase in days sales outstanding, higher levels of inventory due to increase in raw material costs and higher payments pertaining to taxes on income, due in part to the taxes associated on the gain recognized from the sale of Day International. Payments of obligations from prior restructurings used $17.3 million. Ignoring the tax payments related to the Day sale and the payments on the restructuring obligations, operating activities provided $90.2 million, or $2.85 per share. Investing activities provided $154.0 million and included $223.5 million in proceeds from the sale of Day International and the Company's interest in IOC. Capital expenditures utilized $55.9 million. Financing activities used $101.1 million in cash and include $17.0 million for the payment of dividends, $25.0 million for the repurchase of 1.0 million shares for treasury and $61.2 million in net reductions of outstanding debt. During 1995, the Company repaid the financing related to the 1994 acquisition of Th. Bergmann and also repurchased $8.5 million of its Senior Notes in the open market.

The Company has a credit facility which provides commitments for borrowings up to $200 million through June 1998. The agreement provides for interest rates to be determined at the time of borrowing based on a choice of formulas specified in the agreement. At December 31, 1995, there were no outstanding borrowings under this agreement.

The current ratio was 1.7:1 at December 31, 1995. Excluding the net assets of discontinued operations reported as a current asset in 1994, the current ratio at December 31, 1994 was 1.4:1. Long-term debt to total capital was 32.4% at December 31, 1995 and 41.0% at December 31, 1994.

The Company believes that its existing cash balances, its ability to generate cash flows from operations and the availability of funds under existing credit facilities will be sufficient to fund the cost of the CIMCO acquisition and its obligations under the joint venture agreement with Suzhou Plastics Factory #1, to meet anticipated capital expenditure programs, payment of obligations from prior restructurings, dividends and other planned financial commitments in 1996 and throughout the terms of the existing credit facilities.

ENVIRONMENTAL MATTERS

The Company is subject to various laws and regulations concerning environmental matters. The Company is committed to a long-term environmental protection program that reduces releases of hazardous materials into the environment as well as to the remediation of identified existing environmental concerns.

Claims have been made against a subsidiary of the Company for costs of environmental remediation measures taken or to be taken in connection with operations that have been sold or closed. These include the clean-up of Superfund sites and participation with other companies in the clean-up of hazardous waste disposal sites, several of which have been designated as Superfund sites. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of reserves. While it is not possible to predict with certainty, management believes that the aforementioned claims will be resolved without material adverse effect on the financial position, liquidity or results of operations of the Company.

On behalf of M.A. Hanna Management,

/s/  Michael S. Duffey
Michael S. Duffey
Vice President, Chief Financial Officer and Treasurer

               Report of Independent Accountants




To the Board of Directors and
Stockholders of M.A. Hanna Company

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of M.A. Hanna Company and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The consolidated financial statements of M.A. Hanna Company for the years ended December 31, 1994 and 1993 were audited by other independent auditors whose report dated January 31, 1995 expressed an unqualified opinion on those statements.




/s/  Price Waterhouse LLP

Cleveland, Ohio
January 29, 1996

                                                EXHIBIT 21


SUBSIDIARIES OF THE REGISTRANT:

                                                     Where
                                                  Incorporated
Name                                               (or formed)

Burton Rubber Compounding , L.P.                  Delaware
  (a limited partnership)
Burton Rubber Processing, Ltd.                    Ontario
Cadillac Plastic Group, Inc.                      Michigan
CIMCO, Inc.,                                      Delaware
DH Compounding Company                            Delaware
 (a general partnership)
Erieview Insurance Company Limited                Bermuda
Global Processing Company                         California
Hanna France SARL                                 France
Hanna Hamilton Holdings Company                   Delaware
Hanna International Corporation                   Delaware
Hanna Polimeros, S.A. de C.V.                     Mexico
Hanna Su Xing Plastics Compounding (Suzhou)
 Company Limited                                  China
M. A. Hanna Export Services Company               Barbados
M. A. Hanna International Financial
 Services Company                                 Ireland
M. A. Hanna de Mexico, S.A. de C.V.               Mexico
M. A. Hanna Resin Distribution Company            Delaware
M. A. Hanna Company Thermoplastic Elastomers      Delaware
MAH Plastics Company                              Delaware
Monmouth Plastics Company                         Delaware
Poliamidas Barbastro, S.A.                        Spain
Synthecolor, S.A.                                 France
Texapol Corporation                               Pennsylvania
The Lower Lake Dock Company                       Ohio
The Ohio & Western Pennsylvania
  Dock Company                                    Ohio
The Pennsylvania Tidewater
  Dock Company                                    Delaware
Theodor Bergmann GmbH & Co.
  Kunststoffwerk KG                               Germany
Wilson Color S.A.                                 Belgium
Wilson Color GmbH                                 Germany
Wilson Color S.A.                                 France
Wilson Color AB                                   Sweden



      The Registrant has other unconsolidated subsidiaries and 50 percent or less owned persons accounted for by the equity method,
which   in   the  aggregate  do  not  constitute  a   significant
subsidiary.

                                                EXHIBIT 23



Consent of Independent Accountants




We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration
Statements on Form S-3 and the Registration Statements on
Form S-8 (appearing on Exhibit 1) of M.A. Hanna Company of our report dated January 29, 1996 appearing on page 38 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial
Statement Schedule, which appears on page F-2 of this Form
10-K.




/s/  Price Waterhouse LLP

Cleveland, Ohio
March 22, 1996

                 Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statements (Exhibit 1) of M.A. Hanna Company of our report dated January 31, 1995, with respect to the consolidated financial statements and schedule of M.A. Hanna Company as of December 31, 1994 and for each of the two years then ended included in the Annual Report (Form 10-K) of M.A. Hanna Company for the year ended December 31, 1995.




                                    /s/  Ernst & Young LLP

Cleveland, Ohio
March 22, 1996

                 Consent of Independent Auditors
                            Exhibit 1


Form S-8 No. 2-70755 pertaining to the M.A. Hanna Company 1979
Executive Incentive Compensation Plan.

Form S-8 No. 33-29622 pertaining to the M.A. Hanna Company 1988
Long-Term Incentive Plan.

Form S-8 No. 33-35654 pertaining to the M.A. Hanna Company
Restated 1979 Executive Compensation Plan and 1988 Long-Term
Incentive Plan.

Form S-8 No. 33-38938 pertaining to the M.A. Hanna Company
Capital Accumulation Plan.

Form S-8 No. 33-41461 pertaining to the M.A. Hanna Company
Capital Accumulation and Savings Plan for Salaried Employees of
Day International Corporation.

Form S-8 No. 33-45420 pertaining to the M.A. Hanna Company Pay for Performance Plans.

Form S-3 No. 33-29624 pertaining to the M.A. Hanna Company
Dividend Reinvestment and Stock Purchase Plan.

Form S-3 No. 33-66128 pertaining to various employee compensation and benefit plans of M.A. Hanna Company.

Form S-8 No. 33-51517 pertaining to Wilson Color Profit Sharing
Plan.

Form S-8 No. 33-51519 pertaining to Texapol Corporation
Employees' 401(k) Savings Plan.

Form S-8 No. 33-51555 pertaining to PMS Profit Sharing and
Retirement Savings Plan.

Form S-8 No. 33-51513 pertaining to Fiberchem, Inc. 401(k) Plan.

Form S-8 No. 33-51497 pertaining to DH Compounding Company
Savings and Retirement Plan.

Form S-8 No. 33-51499 pertaining to Dayton Plastics Profit
Sharing Plan.

Form S-8 No. 33-51491 pertaining to Burton Rubber Processing,
Inc. Savings and Retirement Plan.

Form S-8 No. 33-51507 pertaining to Bruck Plastics Company Profit
Sharing Plan.

Form S-8 No. 33-51503 pertaining to Allied Color Industries, Inc.
Savings and Retirement Plan for Associates of the Vonore, TN,
Kansas City, MO, San Francisco, CA and Vancouver, WA Operations, formerly the Avecor, Inc. Savings and Retirement Plan.

Form S-8 No. 51501 pertaining to Allied Color Industries, Inc.
Profit Sharing Plan for Associates of the Broadview Heights, OH,
Greenville, SC, and Phoenix, AZ Operations, formerly the Allied
Color Industries, Inc. Profit Sharing Plan.

Form S-8 No. 33-53093 pertaining the M.A. Hanna Company
Directors' Deferred Fee Plan.

Form S-8 No. 33-57021 pertaining to 401(k) Savings and Retirement
Plan for Polymer Associates.

                                              EXHIBIT 24


                       POWER OF ATTORNEY




      The undersigned, Director of the corporation named herein opposite his signature, hereby appoints T. E. Lindsey,
J. S. Pyke, Jr., and M. S. Duffey, or any of them, his attorney or attorneys in fact, with full power of substitution, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, being filed with the Securities and Exchange Commission by M. A. Hanna Company, and any and all amendments to such Annual Report, with full power and authority to take any and all such action as may be necessary or advisable in the premises.


                Capacity in which Annual Report
                  on Form 10-K is to be signed

Signature                                         Date


/s/ B. C. Ames          Director of M. A. Hanna   March 6, 1996
B. C. Ames                    Company

                       POWER OF ATTORNEY




      The undersigned, Director of the corporation named herein opposite her signature, hereby appoints T. E. Lindsey,
J. S. Pyke, Jr., and M. S. Duffey, or any of them, her attorney or attorneys in fact, with full power of substitution, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, being filed with the Securities and Exchange Commission by M. A. Hanna Company, and any and all amendments to such Annual Report, with full power and authority to take any and all such action as may be necessary or advisable in the premises.


                Capacity in which Annual Report
                  on Form 10-K is to be signed

Signature                                         Date


/s/ C. A. Cartwright    Director of M. A. Hanna   March 6, 1996
C. A. Cartwright              Company

                       POWER OF ATTORNEY




      The undersigned, Director of the corporation named herein opposite his signature, hereby appoints T. E. Lindsey,
J. S. Pyke, Jr., and M. S. Duffey, or any of them, his attorney or attorneys in fact, with full power of substitution, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, being filed with the Securities and Exchange Commission by M. A. Hanna Company, and any and all amendments to such Annual Report, with full power and authority to take any and all such action as may be necessary or advisable in the premises.


                Capacity in which Annual Report
                  on Form 10-K is to be signed

Signature                                         Date


/s/ W. R. Embry       Director of M. A. Hanna     March 6, 1996
W. R. Embry                   Company

                       POWER OF ATTORNEY




      The undersigned, Director of the corporation named herein opposite his signature, hereby appoints T. E. Lindsey,
J. S. Pyke, Jr., and M. S. Duffey, or any of them, his attorney or attorneys in fact, with full power of substitution, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, being filed with the Securities and Exchange Commission by M. A. Hanna Company, and any and all amendments to such Annual Report, with full power and authority to take any and all such action as may be necessary or advisable in the premises.


                Capacity in which Annual Report
                  on Form 10-K is to be signed

Signature                                         Date


/s/ J. T. Eyton        Director of M. A. Hanna    March 6, 1996
J. T. Eyton                   Company

                       POWER OF ATTORNEY




      The undersigned, Director of the corporation named herein opposite his signature, hereby appoints T. E. Lindsey,
J. S. Pyke, Jr., and M. S. Duffey, or any of them, his attorney or attorneys in fact, with full power of substitution, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, being filed with the Securities and Exchange Commission by M. A. Hanna Company, and any and all amendments to such Annual Report, with full power and authority to take any and all such action as may be necessary or advisable in the premises.


                Capacity in which Annual Report
                  on Form 10-K is to be signed

Signature                                         Date


/s/ G. D. Kirkham      Director of M. A. Hanna    March 6, 1996
G. D. Kirkham                 Company

                       POWER OF ATTORNEY




      The undersigned, Director of the corporation named herein opposite his signature, hereby appoints T. E. Lindsey,
J. S. Pyke, Jr., and M. S. Duffey, or any of them, his attorney or attorneys in fact, with full power of substitution, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, being filed with the Securities and Exchange Commission by M. A. Hanna Company, and any and all amendments to such Annual Report, with full power and authority to take any and all such action as may be necessary or advisable in the premises.


                Capacity in which Annual Report
                  on Form 10-K is to be signed

Signature                                         Date


/s/ M. L. Mann      Director of M. A. Hanna      March 6, 1996
M. L. Mann                    Company

                       POWER OF ATTORNEY




      The undersigned, Director of the corporation named herein opposite his signature, hereby appoints T. E. Lindsey,
J. S. Pyke, Jr., and M. S. Duffey, or any of them, his attorney or attorneys in fact, with full power of substitution, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, being filed with the Securities and Exchange Commission by M. A. Hanna Company, and any and all amendments to such Annual Report, with full power and authority to take any and all such action as may be necessary or advisable in the premises.


                Capacity in which Annual Report
                  on Form 10-K is to be signed

Signature                                         Date


/s/ R. W. Pogue     Director of M. A. Hanna       March 6, 1996
R. W. Pogue                   Company

                       POWER OF ATTORNEY




      The undersigned, Director of the corporation named herein opposite his signature, hereby appoints T. E. Lindsey,
J. S. Pyke, Jr., and M. S. Duffey, or any of them, his attorney or attorneys in fact, with full power of substitution, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, being filed with the Securities and Exchange Commission by M. A. Hanna Company, and any and all amendments to such Annual Report, with full power and authority to take any and all such action as may be necessary or advisable in the premises.


                Capacity in which Annual Report
                  on Form 10-K is to be signed

Signature                                         Date


/s/ D. J. McGregor      Director of M. A. Hanna   March 6, 1996
D. J. McGregor                Company

                                              EXHIBIT 27


[ARTICLE] 5
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-END]                               DEC-31-1995
[CASH]                                         111,235
[SECURITIES]                                         0
[RECEIVABLES]                                  279,050
[ALLOWANCES]                                    11,034
[INVENTORY]                                    166,801
[CURRENT-ASSETS]                               574,612
[PP&E]                                         393,314
[DEPRECIATION]                                 166,293
[TOTAL-ASSETS]                               1,231,596
[CURRENT-LIABILITIES]                          335,251
[BONDS]                                        231,987
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                        43,274
[OTHER-SE]                                     441,504
[TOTAL-LIABILITY-AND-EQUITY]                 1,231,596
[SALES]                                      1,901,954
[TOTAL-REVENUES]                             1,901,954
[CGS]                                        1,552,643
[TOTAL-COSTS]                                1,552,643
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                 2,480
[INTEREST-EXPENSE]                              26,278
[INCOME-PRETAX]                                 98,821
[INCOME-TAX]                                    42,119
[INCOME-CONTINUING]                             56,702
[DISCONTINUED]                                  45,337
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   102,039
[EPS-PRIMARY]                                     3.29
[EPS-DILUTED]                                     3.22