Form 10-K/A
period 1995-12-31
HANNA M A CO/DE
filed 1996-04-22
CIK 45370

NOTE - THE PURPOSE OF THIS FILING IS TO ATTACH A FINANCIAL DATA SCHEDULE


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



Date:  April 22, 1996         By    /s/T. E. Lindsey
                                    T. E. Lindsey, Controller
                                    (Principal Accounting Officer)