Form 10-Q
period 1996-03-31
HANNA M A CO/DE
filed 1996-05-14
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED March 31, 1996


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


        Common Shares Outstanding, as of the close of the period covered by this report 34,761,983.

       M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                             INDEX





                                                                PAGE

PART  I - FINANCIAL INFORMATION


     Item 1. Financial Statements.
               Consolidated Statements of Income -
                 Three Months ended March 31, 1996 and 1995       2

               Consolidated Balance Sheets -
                March 31, 1996 and December 31, 1995              3

               Consolidated Statements of
                 Cash Flows - Three Months Ended
                   March 31, 1996 and 1995                        4

               Notes to Consolidated Financial Statements       5-6

     Item 2. Management's Discussion and Analysis of
               Interim Financial Condition and Results
               of Operations.                                   7-8


PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders  9

     Item 6. Exhibits and Reports on Form 8-K                     9

                      PART I

 M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited)


                                                  FIRST QUARTER
                                                 1996       1995
                                              (Dollars in thousands
                                              except per share data)

Net Sales                                      $497,451   $492,772

Costs and Expenses
    Cost of goods sold                          405,995    402,268
    Selling, general and administrative          58,312     56,681
    Interest on debt                              6,036      6,937
    Amortization of intangibles                   3,499      3,471
    Other - net                                     183      2,337
                                                474,025    471,694
Income from Continuing Operations Before
   Income Taxes and Extraordinary Charge         23,426     21,078

    Income taxes                                 10,073      9,064
Income from Continuing Operations Before
  Extraordinary Charge                           13,353     12,014

  Income from discontinued operations                 -      2,931

  Extraordinary charge                           (1,575)         -
Net Income                                     $ 11,778   $ 14,945


Net Income per Share
      Primary
          Continuing operations                $   0.29   $   0.26
          Discontinued operations                     -       0.06
          Extraordinary charge                    (0.03)         -
          Net income                           $   0.26   $   0.32

      Fully diluted
          Continuing operations                $   0.28   $   0.25
          Discontinued operations                     -       0.06
          Extraordinary charge                    (0.03)         -
          Net income                           $   0.25   $   0.31


Dividends per common share                     $  0.097   $  0.090

            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                                                 March         December
                                                                31, 1996       31, 1995
                                                                (Dollars in thousands)
          Assets

Current Assets
    Cash and cash equivalents                                  $   40,368     $  111,235
    Receivables                                                   319,142        268,016
    Inventories:
        Finished products                                         130,143        126,411
        Raw materials and supplies                                 46,971         40,390
                                                                  177,114        166,801
    Prepaid expenses                                                5,132          5,693
    Deferred income taxes                                          22,281         22,867
    Net assets of discontinued operations                          16,918              -
        Total current assets                                      580,955        574,612

Property, Plant and Equipment                                     416,608        393,314
    Less allowances for depreciation                              179,691        166,293
                                                                  236,917        227,021
Other Assets
    Goodwill and other intangibles                                348,275        321,778
    Investments and other assets                                   73,486         73,067
    Deferred income taxes                                          35,030         35,118
                                                                  456,791        429,963
                                                               $1,274,663     $1,231,596

            Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable to banks                                     $    2,069     $    1,328
    Trade payables and accrued expenses                           372,396        333,176
    Current portion of long-term debt                              12,052            747
        Total current liabilities                                 386,517        335,251

Other Liabilities                                                 177,542        179,580

Long-term Debt
    Senior notes                                                  192,770        227,270
    Other                                                          22,798          4,717
                                                                  215,568        231,987
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued -0- shares                                               -              -
    Common stock, par value $1
        Authorized 50,000,000 shares
        Issued 43,341,217 shares at March  31, 1996 and
            43,274,273 shares at December 31, 1995                 43,341         43,274
    Capital surplus                                               353,869        324,273
    Retained earnings                                             389,083        381,709
    Associates ownership trust                                   (148,065)      (121,363)
    Cost of treasury stock (8,579,234 shares at March 31, 1996
        and 8,631,355 shares at December 31, 1995)               (136,571)      (137,181)
    Minimum pension liability adjustment                           (7,522)        (7,522)
    Accumulated translation adjustment                                901          1,588
                                                                  495,036        484,778
                                                               $1,274,663     $1,231,596

        M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                      THREE MONTHS ENDED
                                                          MARCH 31
                                                       1996       1995
                                                     (Dollars in thousands)

Cash Provided from (Used for) Operating Activities
    Net income                                       $ 11,778     $ 14,945
    Discontinued operations                                 -        2,794
    Depreciation and amortization                      12,370       11,609
    Companies carried at equity:
        Income                                           (995)        (281)
        Dividends received                              1,415          850
    Changes in operating assets and liabilities:
        Receivables                                   (24,201)     (36,943)
        Inventories                                     1,129      (10,826)
        Prepaid expenses                                  907          629
        Trade payables and accrued expenses             3,953        4,077
    Restructuring payments                             (1,294)      (3,344)
    Other                                               2,711        2,636
    Extraordinary charge                                2,582            -
           Net operating activities                    10,355      (13,854)

Cash Provided from (Used for) Investing Activities
    Capital expenditures                               (7,637)     (12,021)
    Acquisitions of businesses, less cash acquired    (45,812)           -
    Acquisition payments                                 (625)        (638)
    Other                                               1,174       (1,766)
           Net investing activities                   (52,900)     (14,425)

Cash Provided from (Used for) Financing Activities
    Cash dividends paid                                (4,403)      (4,178)
    Proceeds from the sale of common stock                941          381
    Purchase of shares for treasury                      (538)      (6,500)
    Increase in debt                                   11,787       51,600
    Reduction in debt                                 (36,351)      (8,575)
           Net financing activities                   (28,564)      32,728

    Effect of exchange rate changes on cash               242          256

Cash and Cash Equivalents
    Increase (decrease)                               (70,867)       4,705
    Beginning of period                               111,235       23,105

    End of period                                    $ 40,368     $ 27,810

Cash paid during period
    Interest                                         $ 11,296     $ 12,387
    Income taxes                                        1,352        9,940

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         March 31, 1996



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in the opinion of the Company include all adjustments necessary to present fairly the results of operations, financial position, and changes in cash flow. Reference should be made to the footnotes included in the 1995 Annual Report.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

Acquisitions

In January 1996, the Company announced the successful completion of its tender offer for the outstanding stock of CIMCO, Inc., a producer of thermoplastic compounds and plastic components. Consistent with its strategy as an intermediary between the polymer producer and the end product manufacturer, the Company intends to sell CIMCO's plastic components business, which has been reported as a discontinued operation in the accompanying financial statements. In March 1996, the Company acquired Victor
International  Plastics  Ltd.,  a  leading  producer  of   color
masterbatch  in  the  United  Kingdom.   Both  acquisitions  were
accounted for using the purchase method of accounting.   Had  the
acquisitions been made at the beginning of 1995, reported pro forma results of operations for the first quarter of 1996 and 1995 would not be materially different.

Discontinued Operations

Net assets of discontinued operations includes the net assets of CIMCO's plastic components business. The recorded value for the net assets represents the Company's estimate of net realizable
value   and  include  a  provision  for  operating  losses  until
disposition. The Company believes the sale of this business will close late in the second quarter.

Income from discontinued operations in the first quarter of  1995 includes earnings from Day International, a producer of end products for the printing and textiles industries, which was sold in the second quarter of 1995.



Net Income Per Share of Common Stock

Primary net income per share of common stock is computed by dividing net income applicable to common stock by the average number of shares outstanding during the period (30,482,506 in 1996 and 31,053,936 in 1995). Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans. The effect of assuming the exercise of stock options was not significant in 1996 and 1995.

The number of shares used to compute fully diluted net income per share is based on the number of shares used for primary net income per share increased by the common stock equivalents which would arise from the exercise of stock options and stock warrants. The average number of shares used in the computation were 31,343,245 in 1996 and 31,678,640 in 1995.

On May 1, 1996, the Company announced a three-for-two stock split for shareholders of record on May 24, 1996 to be effected in the form of a stock dividend. All per share amounts have been restated to reflect the three-for-two stock split.

Long-term Debt

In 1996, the Company repurchased $34,650,000 principal amount of Senior Notes in the open market resulting in an extraordinary charge pf $2,582,000 ($1,575,000 after tax).

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF

   INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Net  sales increased from $492.8 million in 1995 to  $497.5
million in 1996. Sales from processing businesses were $272.4 million in 1995 compared with $270.7 million in 1996. The decrease is due to lower unit volumes, partially offset by acquisitions consummated in 1996. Distribution sales increased $4.1 million to $223.1 million in 1996 due to higher volume, partially offset by lower pricing. Sales from other operations were comparable with prior year levels.

Cost of goods sold increased $3.7 million to $406.0 million
in  1996  and corresponds with the increase in  net  sales.
Gross margins were 18.4% in both periods.  Gross margins in
1995  were  impacted  by  a  $2.4  million  provision   for
inventories  valued by the last-in first-out  cost  method.
Absent this provision, gross margins would have been  18.9%
in 1995. The deterioration in gross margins is due in part to the mix of sales between processing and distribution businesses and a lower absorption of fixed costs.

Selling, general and administrative expenses increased $1.6
million.   As  a percentage of sales, selling, general  and
administrative expenses were 11.7% in 1996 and 11.5% in 1995.

Interest  on debt decreased from $6.9 million  in  1995  to
$6.0  million in 1996 due to the repayment in 1995  of  the
financing  for  the 1994 acquisition of Th.  Bergmann.   In
addition, the Company repurchased $34.5 million of  its  9%
Senior Notes in the first quarter of 1996, resulting in an after-tax extraordinary charge of $1.6 million.

Income from discontinued operations in the first quarter of 1995 includes earnings from Day International, a producer of end products for the printing and textiles industries, which was sold in the second quarter of 1995.

Liquidity and Sources of Capital

Operating  activities provided $10.4 million in  the  first
quarter  of  1996.  This amount includes the use  of  $18.2
million  for  working  capital and  $1.3  million  for  the
payment  of  obligations related to  prior  restructurings.
Investment  activities used $52.9 million,  which  includes
$7.6 million for capital expenditures and $45.8 million for
the   acquisition   of  CIMCO  and  Victor   International.
Financing  activities used $28.6 million and include  $24.6
million for the reduction of outstanding indebtedness and $4.4 million for dividends.

The   Company   has  a  credit  agreement  which   provides
commitments for borrowings up to $200 million through  June
1998.   The arrangement provides for interest rates  to  be
determined  at the time of borrowing based on a  choice  of
formulas  specified in the agreement.  At March  31,  1996,
there   were   $10.4  million  of  outstanding   borrowings
supported by this agreement.

The current ratio was 1.5:1 at March 31, 1996 compared with 1.7:1 at December 31, 1995. Debt to total capital was 31.7% at March 31, 1996 and 32.6% at December 31, 1995.

Environmental Matters

The  Company  is  subject to various laws  and  regulations
concerning environmental matters.  The Company is committed
to   a  long-term  environmental  protection  program  that
reduces   releases   of  hazardous   materials   into   the
environment as well as to the remediation of identified existing environmental concerns.

Claims  have been made against a subsidiary of the  Company
for costs of environmental remediation measures taken or to
be  taken in connection with operations that have been sold
or  closed.  These include the clean-up of Superfund  sites
and participation with other companies in the clean-up of hazardous waste disposal sites, several of which have been
designated   as   Superfund  sites.   Reserves   for   such
liabilities   have  been  established  and   no   insurance
recoveries  have  been anticipated in the determination  of
reserves.   In  management's  opinion,  the  aforementioned
claims will be resolved without material adverse effect on the financial position or results of operations of the Company.



                            PART II


Item 4.   Submission of Matters to a Vote of Security Holders

        a.)  Annual  meeting of stockholders  held May 1, 1996.


        b.)  Proxies  for the  meeting  were solicited pursuant
             to    Regulation    14    under     the Securities
             Exchange Act of 1934; there was no solicitation in opposition to management nominees as listed in the
             the  Proxy  Statement;  and   nine   directors were
             elected.

         c.) The  appointment  of   Price Waterhouse LLP as the
             Company's independent public accountants  for the year
             1996 was ratified and approved.   There were
             28,938,559 shares voted in the affirmative, 25,545 shares voted in the negative and 89,621 shares abstained.

        d.) The amendment to the amended Certification of Incorporation to increase the authorized number of shares of the Company's common stock from 50,000,000 to 100,000,000 was ratified and approved. There were 27,143,550 shares voted in the affirmative, 1,616,744 shares voted in the negative and 293,431 shares abstained.


Item 6.   Exhibits and Reports on Form 8-K

        a.)  Exhibits

               (3)(i)  Articles of Incorporation, Amendment dated
                       May 1, 1996 to Certificate of Incorporation and complete copy of Amended Certificate of Incorporation as currently in effect.

        b.) No reports on Form 8-K were filed during the quarter for which this report is filed.



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



Date:  May 14, 1996