Form 10-Q
period 1996-06-30
HANNA M A CO/DE
filed 1996-08-09
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED June 30, 1996


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


        Common Shares Outstanding, as of the close of the period covered by this report 52,109,074.

       M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                             INDEX





                                                            PAGE

PART  I - FINANCIAL INFORMATION


     Item 1. Financial Statements.
               Consolidated Statements of Income -
                 Six Months ended June 30, 1996 and 1995       2

               Consolidated Balance Sheets -
                June 30, 1996 and December 31, 1995            3

               Consolidated Statements of
                 Cash Flows - Six Months Ended
                   June 30, 1996 and 1995                      4

               Notes to Consolidated Financial Statements    5-6

     Item 2. Management's Discussion and Analysis of
               Interim Financial Condition and Results
               of Operations.                                7-9


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                 10

                                 PART I

            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)



                                                 Three Months Ended         Six Months Ended
                                                      June 30                    June 30
                                                 1996          1995        1996            1995
                                                   (Dollars in thousands except per share data)
Net Sales                                      $537,348     $483,295    $1,034,799        $976,067

Costs and Expenses
    Cost of goods sold                          438,753      393,218       844,748         795,486
    Selling, general and administrative          61,467       55,265       119,779         111,946
    Interest on debt                              5,195        7,216        11,231          14,153
    Amortization of intangibles                   3,576        3,497         7,075           6,968
    Other - net                                     887       (9,210)        1,070          (6,873)
                                                509,878      449,986       983,903         921,680
Income from Continuing Operations Before
  Extraordinary Item and Income Taxes            27,470       33,309        50,896          54,387

    Income taxes                                 11,812       13,949        21,885          23,013
Income from Continuing Operations Before
  Extraordinary Item                             15,658       19,360        29,011          31,374
Income from Discontinued Operations                   -       42,406             -          45,337
Income Before Extraordinary Item                 15,658       61,766        29,011          76,711
Extraordinary Item                               (3,777)           -        (5,352)              -
Net Income                                     $ 11,881     $ 61,766    $   23,659        $ 76,711


Net Income per Share of Common Stock
      Primary
          Continuing operations                $   0.34     $   0.41    $     0.63        $   0.67
          Discontinued operations                     -         0.91             -            0.97
          Extraordinary item                      (0.08)           -         (0.11)              -
          Net income                           $   0.26     $   1.32    $     0.52        $   1.64

      Fully diluted
          Continuing operations                $   0.33     $   0.41    $     0.61        $   0.66
          Discontinued operations                     -         0.89             -            0.95
          Extraordinary item                      (0.08)           -         (0.11)              -
          Net income                           $   0.25     $   1.30    $     0.50        $   1.61


Dividends per common share                     $   0.10     $   0.09     $   0.197        $   0.18




                                                 -2-

 M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS
                    (Unaudited)

                                                         June       December
                                                       30, 1996     31, 1995
                                                       (Dollars in thousands)
          Assets

Current Assets
    Cash and cash equivalents                          $ 36,251    $  111,235
    Receivables                                         332,206       268,016
    Inventories:
        Finished products                               125,738       126,411
        Raw materials and supplies                       44,928        40,390
                                                        170,666       166,801
    Prepaid expenses                                      7,034         5,693
    Deferred income taxes                                25,453        22,867
        Total current assets                            571,610       574,612

Property, Plant and Equipment                           421,249       393,314
    Less allowances for depreciation                    187,139       166,293
                                                        234,110       227,021
Other Assets
    Goodwill and other intangibles                      342,539       321,778
    Investments and other assets                         67,265        73,067
    Deferred income taxes                                37,219        35,118
                                                        447,023       429,963
                                                     $1,252,743    $1,231,596

            Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable to banks                            $   1,601     $   1,328
    Trade payables and accrued expenses                 371,740       333,176
    Current portion of long-term debt                       685           747
        Total current liabilities                       374,026       335,251

Other Liabilities                                       179,341       179,580

Long-term Debt
    Senior notes                                        124,960       227,270
    Other                                                66,802         4,717
                                                        191,762       231,987
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued -0- shares
    Common stock, par value $1
        Authorized 100,000,000 shares
        Issued 65,110,540 shares at June 30, 1996 and
            43,274,273 shares at December 31, 1995       65,111        43,274
    Capital surplus                                     321,502       324,273
    Retained earnings                                   396,378       381,709
    Associates ownership trust                         (128,704)     (121,363)
    Cost of treasury stock (13,001,466 shares
        at June 30, 1996 and 8,631,355 shares
        at December 31, 1995)                          (139,412)     (137,181)
    Minimum pension liability adjustment                 (7,522)       (7,522)
    Accumulated translation adjustment                      261         1,588
                                                        507,614       484,778
                                                     $1,252,743    $1,231,596
                                  -3-

            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)


                                                     SIX MONTHS ENDED
                                                          JUNE 30
                                                      1996      1995
                                                  (Dollars in thousands)

Cash Provided from (Used for) Operating Activities
    Net income                                      $ 23,659   $ 76,711
    Discontinued operations                                -      4,797
    Depreciation and amortization                     25,298     23,608
    Companies carried at equity:
        Income                                        (2,017)    (2,789)
        Dividends received                             3,191      3,952
    Changes in operating assets and liabilities:
        Receivables                                  (37,592)   (26,101)
        Inventories                                    7,861    (28,516)
        Prepaid expenses                                (840)       324
        Trade payables and accrued expenses           15,461     37,553
    Gain from sales of assets                              -    (84,427)
    Restructuring payments                            (5,618)    (5,835)
    Other                                              5,333      9,173
    Extraordinary charge                               8,774          -
           Net operating activities                   43,510      8,450

Cash Provided from (Used for) Investing Activities
    Capital expenditures                             (14,560)   (29,000)
    Acquisitions of businesses, less cash acquire    (48,803)         -
    Acquisition payments                                (669)    (2,335)
    Sales of assets                                   11,820    223,500
    Purchase of short-term securities                      -    (40,139)
    Other                                              5,980     (6,051)
           Net investing activities                  (46,232)   145,975

Cash Provided from (Used for) Financing Activities
    Cash dividends paid                               (8,989)    (8,346)
    Proceeds from the sale of common stock             6,503      1,126
    Purchase of shares for treasury                   (2,759)    (7,877)
    Increase in debt                                  43,403     57,543
    Reduction in debt                               (110,735)  (117,636)
           Net financing activities                  (72,577)   (75,190)

    Effect of exchange rate changes on cash              315        286

Cash and Cash Equivalents
    Increase (decrease)                              (74,984)    79,521
    Beginning of period                              111,235     23,105

    End of period                                  $  36,251  $ 102,626

Cash paid during period
    Interest                                       $  14,234  $  14,794
    Income taxes                                      12,279     22,065

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                             June 30, 1996



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

Acquisitions

In January 1996, the Company announced the successful completion of its tender offer for the outstanding stock of CIMCO, Inc., a producer of thermoplastic compounds and plastic components. Consistent with its strategy as an intermediary between the polymer producer and the end product manufacturer, the Company announced that it would sell CIMCO's plastic components business, which has been reported as a discontinued operation in the accompanying financial statements. The sale of this business was consummated in the second quarter. In March 1996, the Company acquired Victor International Plastics Ltd., a leading producer of color masterbatch in the United Kingdom. Both acquisitions were accounted for using the purchase method of accounting. Had the acquisitions been made at the beginning of 1995, reported pro forma results of operations for the second quarter and first six months of 1996 and 1995 would not be materially different.

Discontinued Operations

Income from discontinued operations in 1995 includes earnings from Day International, a producer of end products for the printing and textiles industries, which was sold in the second quarter of 1995.

Net Income Per Share of Common Stock

Primary net income per share of common stock is computed by dividing net income applicable to common stock by the average number of shares outstanding during the period (46,118,428 and 46,716,713 for the three month periods ended June 30, 1996 and 1995, respectively, and 45,926,416 and 46,646,582 for the six month periods ended June 30, 1996 and 1995, respectively). Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans. The effect of assuming the exercise of stock options was not significant in 1995.

The number of shares used to compute fully dilutive net income per share is based on the number of shares used for primary net income per share increased by the number of shares reserved under earnout provisions of purchase agreements and the common stock equivalents which would arise from the exercise of stock options and stock warrants. The average number of shares used in the computation were 47,280,171 and 47,688,509 for the three month periods ended June 30, 1996 and 1995, respectively, and 47,153,754 and 47,625,788 for the six month periods ended June 30, 1996 and 1995, respectively.

On May 1, 1996, the Company announced a three-for-two stock split for shareholders of record on May 24, 1996 to be effected in the form of a stock dividend. All per share amounts have been restated to reflect the three-for-two stock split.

Long-term Debt

In 1996, the Company repurchased $102,310,000 principal amount of Senior Notes in the open market resulting in an extraordinary charge of $8,774,000 ($5,352,000 after tax).

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF

    INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Net sales increased $54.1 million in the second quarter of 1996 and $58.7 million in the first six months of 1996 as compared with the 1995 periods. Sales from processing businesses increased $38.4 million in the second quarter of 1996 and $36.6 million in the first six months of 1996 due to acquisitions made in 1996. Higher pricing was offset by lower unit volumes. Sales from distribution businesses increased from $220.1 million in the second quarter of 1995 to $235.2 million in the second quarter of 1996 and from $439.1 million in the first six months of 1995 to $458.3 million in the first six months of 1996 due to higher unit volumes, partially offset by lower pricing. Sales from other operations were comparable with prior year levels.

Gross margins were 18.3% in the second quarter of 1996 and 18.4% for the first six months of 1996 compared with 18.6% and 18.5%, respectively, for the comparable 1995 periods. Gross margins in 1995 were impacted by provisions for inventories valued by the last-in first-out cost method of $2.0 million and $4.4 million for the second quarter and first six months, respectively. Absent these provisions, gross margins would have been 19.1% and 19.0% in the second quarter and first six months of 1995, respectively. The deterioration in gross margins is due in part to the mix of sales between processing and distribution business, a lower absorption of fixed costs and the acquisitions made in 1996.

Selling, general and administrative expenses increased $6.2 million in the second quarter of 1996 and $7.8 million in the first six months of 1996 due in part to acquisitions made in 1996. However, as a percentage of sales, selling, general and administrative costs were 11.4% in the second quarter of 1996 and 11.6% for the first six months of 1996 compared with 11.4% and 11.5% respectively, for the comparable 1995 periods, reflecting the Company's ongoing efforts to manage these costs.

Interest in debt decreased $2.0 million in the second quarter of 1996 and $2.9 million in the first six months of 1996 due to the repayment in 1995 of the financing for the 1994 acquisition of Th. Bergmann. In addition the Company repurchased $67.8 million of its Senior Notes in the second quarter of 1996 ($102.3 million in the first six months of 1996), resulting in an after-tax extraordinary charge of $3.8 million and $5.4 million, respectively.

Other - net in the second quarter and first six months of 1995 includes a gain of $9.3 million from the sale of its 8% interest in Iron Ore Company of Canada. The Company will continue to receive fees as managing agent and from its interest in the sales agency through 1996.

Income from discontinued operations in 1995 includes earnings from Day International, a producer of end products for the printing and textile industries. The business was sold in June 1995 with the Company recognizing a gain of $40.3 million.

Liquidity and Sources of Capital

Operating activities provided $43.5 million in the first six months of 1996. This amount includes the use of $15.1 million for working capital and $5.6 million for the payment of obligations related to prior restructurings. Investment activities used $46.2 million, which includes $14.6 million for capital expenditures and $48.8 million for the acquisition of CIMCO and Victor International partially offset by proceeds from the sale of the molding business of CIMCO of $11.8 million. Financing activities used $72.6 million and include $67.3 million for the reduction of outstanding indebtedness, $9.0 million for dividends and $2.8 million for the purchase of shares for treasury, partially offset by proceeds from the sale of common stock of $6.5 million.

The Company has a credit agreement which provides commitments for borrowings up to $200 million through June 1998. The arrangement provides for interest rates to be determined at the time of borrowing based on a choice of formulas specified in the agreement. At June 30, 1996, there were $58.3 million of outstanding borrowings supported by this agreement.

During the second quarter of 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission to sell up to $300 million of debt securities. It is anticipated that the net proceeds from the sale would be used for general corporate purposes, which could include repayment of indebtedness, repurchase of the Company's common stock, additions to working capital, capital expenditures or acquisitions. At June 30, 1996, the Company has not sold any debt securities.

The current ratio was 1.5:1 at June 30, 1996 compared with 1.7:1 at December 31, 1995. Debt to total capital was 27.4% at June 30, 1996 and 32.4% at December 31, 1995.

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

Other

Any forward-looking statements included in this quarterly report are based on current expectations. Any statements in this report that are not historical in nature are forward-looking statements.

Actual results may differ materially depending on business conditions and growth in the plastics and rubber industries and general economy, foreign political and economic developments, availability and pricing of raw materials, changes in product mix, shifts in market demand, and changes in prevailing interest rates.

                            PART II



Item 6.   Exhibits and Reports on Form 8-K


      a.)  Exhibits

             12.1  Computation  of  Ratio  of  Earnings  to  Fixed
                   Charges.

      b.) No reports on Form 8-K were filed during the quarter for which this report is filed.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         M.A. HANNA COMPANY (Registrant)





                          /s/  Thomas E. Lindsey
                               Controller
                               (Principal Accounting Officer)



Date:  August 9, 1996