Form 10-Q
period 1996-09-30
HANNA M A CO/DE
filed 1996-10-25
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED September 30, 1996


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


           Common Shares Outstanding, as of the close of the period covered by this report 51,764,482.

       M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                             INDEX





                                                               PAGE

PART  I - FINANCIAL INFORMATION


     Item 1. Financial Statements.
               Consolidated Statements of Income -
                 Nine Months ended September 30, 1996 and 1995    2

               Consolidated Balance Sheets -
                September 30, 1996 and December 31, 1995          3

               Consolidated Statements of
                 Cash Flows - Nine Months Ended
                   September 30, 1996 and 1995                    4

               Notes to Consolidated Financial Statements       5-6

     Item 2. Management's Discussion and Analysis of
               Interim Financial Condition and Results
               of Operations.                                   7-9


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                    10

                                 PART 1

            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)



                                               Three Months Ended               Nine Months Ended
                                                  September 30                     September 30
                                              1996            1995            1996            1995
                                                  (Dollars in thousands except per share data)
Net Sales                                   $531,928        $464,078       $1,566,727      $1,440,145

Costs and Expenses
    Cost of goods sold                       436,151         379,046        1,280,899       1,174,532
    Selling, general and administrative       60,870          52,653          180,649         164,599
    Interest on debt                           4,351           6,142           15,582          20,295
    Amortization of intangibles                3,585           3,505           10,660          10,473
    Other - net                                  558            (620)           1,628          (7,493)
                                             505,515         440,726        1,489,418       1,362,406
Income from Continuing Operations Before
  Extraordinary Item and Income Taxes         26,413          23,352           77,309          77,739

    Income taxes                              10,971          10,041           32,856          33,054
Income from Continuing Operations Before
  Extraordinary Item                          15,442          13,311           44,453          44,685
Income from Discontinued Operations                -               -                -          45,337
Income Before Extraordinary Item              15,442          13,311           44,453          90,022
Extraordinary Item                                 -               -           (5,352)              -
Net Income                                  $ 15,442        $ 13,311       $   39,101      $   90,022


Net Income per Share of Common Stock
      Primary
          Continuing operations             $    .34        $    .28       $      .96      $      .96
          Discontinued operations                  -               -                -             .97
          Extraordinary item                       -               -             (.11)              -
          Net income                        $    .34        $    .28       $      .85      $     1.93

      Fully diluted
          Continuing operations             $    .33        $    .28       $      .94      $      .93
          Discontinued operations                  -               -                -             .95
          Extraordinary item                       -               -             (.11)              -
          Net income                        $    .33        $    .28       $      .83      $     1.88


Dividends per common share                  $   .100        $   .090       $     .297      $     .270


        M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

                                                                    September     December
                                                                    30, 1996      31, 1995
                                                                    (Dollars in thousands)
          Assets

Current Assets
    Cash and cash equivalents                                      $   38,167    $  111,235
    Receivables                                                       322,708       268,016
    Inventories:
        Finished products                                             122,753       126,411
        Raw materials and supplies                                     49,415        40,390
                                                                      172,168       166,801
    Prepaid expenses                                                    7,810         5,693
    Deferred income taxes                                              24,136        22,867
        Total current assets                                          564,989       574,612

Property, Plant and Equipment                                         428,699       393,314
    Less allowances for depreciation                                  195,881       166,293
                                                                      232,818       227,021
Other Assets
    Goodwill and other intangibles                                    345,750       321,778
    Investments and other assets                                       73,138        73,067
    Deferred income taxes                                              36,047        35,118
                                                                      454,935       429,963
                                                                   $1,252,742    $1,231,596

            Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable to banks                                         $    1,777    $    1,328
    Trade payables and accrued expenses                               372,837       333,176
    Current portion of long-term debt                                     648           747
        Total current liabilities                                     375,262       335,251

Other Liabilities                                                     179,798       179,580

Long-term Debt
    Senior notes                                                      124,960       227,270
    Other                                                              60,913         4,717
                                                                      185,873       231,987
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued -0- shares                                                   -             -
    Common stock, par value $1
        Authorized 100,000,000 shares
        Issued 65,186,623 shares at September 30, 1996 and
            43,274,273 shares at December 31, 1995                     65,186        43,274
    Capital surplus                                                   333,681       324,273
    Retained earnings                                                 407,258       381,709
    Associates ownership trust                                       (139,988)     (121,363)
    Cost of treasury stock (13,422,141 shares at September 30, 1996
        and 8,631,355 shares at December 31, 1995)                   (147,575)     (137,181)
    Minimum pension liability adjustment                               (7,522)       (7,522)
    Accumulated translation adjustment                                    769         1,588
                                                                      511,809       484,778
                                                                   $1,252,742    $1,231,596

                              -3-

        M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30
                                                       1996       1995
                                                   (Dollars in thousands)
Cash Provided from (Used for) Operating Activities
    Net income                                      $ 39,101   $ 90,022
    Discontinued operations                                -      4,797
    Depreciation and amortization                     38,067     35,581
    Companies carried at equity:
        Income                                        (3,889)    (5,015)
        Dividends received                             4,541      6,052
    Changes in operating assets and liabilities:
        Receivables                                  (28,468)   (32,519)
        Inventories                                    6,423    (19,034)
        Prepaid expenses                              (1,613)      (647)
        Trade payables and accrued expenses           12,383       8,901
    Gain from sales of assets                              -    (84,427)
    Restructuring payments                           (10,801)   (13,806)
    Other                                              7,501     12,442
    Extraordinary charge                               8,774          -
           Net operating activities                   72,019      2,347

Cash Provided from (Used for) Investing Activities
    Capital expenditures                             (24,529)   (44,415)
    Acquisitions of businesses, less cash acquired   (48,605)         -
    Acquisition payments                                (712)    (2,338)
    Sales of assets                                   11,820    223,500
    Purchase of short-term securities                      -    (69,703)
    Other                                              6,805      9,640
           Net investing activities                  (55,221)   116,684

Cash Provided from (Used for) Financing Activities
    Cash dividends paid                              (13,552)   (12,522)
    Proceeds from the sale of common stock             7,466      1,586
    Purchase of shares for treasury                  (10,928)    (9,021)
    Increase in debt                                  81,996     57,314
    Reduction in debt                               (155,154)  (118,039)
           Net financing activities                  (90,172)   (80,682)

    Effect of exchange rate changes on cash              306      1,694

Cash and Cash Equivalents
    Increase (decrease)                              (73,068)    40,043
    Beginning of period                              111,235     23,105

    End of period                                   $ 38,167   $ 63,148

Cash paid during period
    Interest                                        $ 21,546   $ 26,214
    Income taxes                                      20,374     65,739

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       September 30, 1996



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

Acquisitions

In January 1996, the Company announced the successful completion of its tender offer for the outstanding stock of CIMCO, Inc., a producer of thermoplastic compounds and plastic components. Consistent with its strategy as an intermediary between the polymer producer and the end product manufacturer, the Company announced that it would sell CIMCO's plastic components business, which has been reported as a discontinued operation in the accompanying financial statements. The sale of this business was consummated in the second quarter. In March 1996, the Company acquired Victor International Plastics Ltd., a leading producer of color masterbatch in the United Kingdom. Both acquisitions were accounted for using the purchase method of accounting. Had the acquisitions been made at the beginning of 1995, reported pro forma results of operations for 1996 and 1995 would not be materially different.

Discontinued Operations

Income from discontinued operations in 1995 includes earnings from Day International, a producer of end products for the printing and textiles industries, which was sold in the second quarter of 1995.

Net Income Per Share of Common Stock

Primary net income per share of common stock is computed by dividing net income applicable to common stock by the average number of shares outstanding during the period (45,885,704 and 46,861,770 for the three month periods ended September 30, 1996 and 1995, respectively, and 45,913,379 and 46,722,410 for the nine month periods ended September 30, 1996 and 1995, respectively). Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans.

The number of shares used to compute fully dilutive net income per share is based on the number of shares used for primary net income per share increased by the common stock equivalents which would arise from the exercise of stock options. The average number of shares used in the computation were 47,020,190 and 47,813,537 for the three month periods ended September 30, 1996 and 1995, respectively, and 47,092,914 and 47,770,262 for the nine month periods ended September 30, 1996 and 1995, respectively.

The Company effected a three-for-two stock split for shareholders
of  record on May 24, 1996 in the form of a stock dividend.   All
per share amounts have been restated to reflect the three-for-two stock split.

Long-term Debt

In 1996, the Company repurchased $102,310,000 principal amount of Senior Notes in the open market resulting in an extraordinary charge of $8,774,000 ($5,352,000 after tax).

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

      INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Net  sales increased $67.9 million in the third quarter  of  1996 and $126.6 million in the first nine months of 1996 as compared with the 1995 periods. Sales from processing businesses increased $42.5 million in the third quarter of 1996 and $79.2 million in the first nine months of 1996 due to acquisitions made in 1996 and higher pricing. Sales from distribution businesses increased from $211.7 million in the third quarter of 1995 to $239.0 million in the third quarter of 1996 and from $650.9 million in the first nine months of 1995 to $697.2 million in the first nine months of 1996 due to higher unit volumes, partially offset by lower pricing. Sales from other operations were comparable with prior year levels.

Gross margins were 18.0% in the third quarter of 1996 and 18.2% for the first nine months of 1996 compared with 18.3% and 18.4%, respectively, for the comparable 1995 periods. Gross margins in 1995 were impacted by provisions for inventories valued by the last-in first-out cost method of $1.2 million and $5.7 million for the third quarter and first nine months, respectively. Absent these provisions, gross margins would have been 18.6% and 18.8% in the third quarter and first nine months of 1995, respectively. The deterioration in gross margins is due in part to the mix of sales between processing and distribution business, a lower absorption of fixed costs and the acquisitions made in 1996.

Selling, general and administrative expenses increased $8.2 million in the third quarter of 1996 and $16.0 million in the first nine months of 1996 due in part to acquisitions made in 1996. However, as a percentage of sales, selling, general and administrative costs were 11.4% in the third quarter of 1996 and 11.5% for the first nine months of 1996 compared with 11.3% and 11.4% respectively, for the comparable 1995 periods.

Interest on debt decreased $1.8 million in the third quarter of 1996 and $4.7 million in the first nine months of 1996 due to the repayment in 1995 of the financing for the 1994 acquisition of Th. Bergmann. In addition the Company repurchased $102.3 million of its Senior Notes in the first nine months of 1996, resulting in an after-tax extraordinary charge of $5.4 million.

Other - net in the first nine months of 1995 includes a gain of $9.3 million from the sale of its 8% interest in Iron Ore Company of Canada. The Company will continue to receive fees as managing agent and from its interest in the sales agency through 1996.

The effective tax rate for the nine month period ended September 30, 1996 and 1995 was 42.5%. During the third quarter of 1996, the Company lowered its effective tax rate to 42.5% from 43.0%, resulting in an effective tax rate in the third quarter of 1996 of 41.5%.

Income from discontinued operations in 1995 includes earnings from Day International, a producer of end products for the printing and textile industries. The business was sold in June
1995 with the Company recognizing a gain of $40.3 million.

Liquidity and Sources of Capital

Operating activities provided $72.9 million in the first nine months of 1996. This amount includes the use of $11.3 million for working capital and $10.8 million for the payment of obligations related to prior restructurings. Investment activities used $55.2 million, which includes $24.5 million for capital expenditures and $48.6 million for the acquisition of CIMCO and Victor International partially offset by proceeds from the sale of the molding business of CIMCO of $11.8 million. Financing activities used $90.2 million and include $73.2 million for the reduction of outstanding indebtedness, $13.6 million for dividends and $10.9 million for the purchase of shares for treasury, partially offset by proceeds from the sale of common stock of $7.5 million.

The Company has a credit agreement which provides commitments for borrowings up to $200 million through June 1998. The arrangement provides for interest rates to be determined at the time of borrowing based on a choice of formulas specified in the agreement. At September 30, 1996, there were $52.5 million of outstanding borrowings supported by this agreement.

During the second quarter of 1996, the Company filed a shelf registration statement with the Securities and Exchange Commission to sell up to $300 million of debt securities. It is anticipated that the net proceeds from the sale would be used for general corporate purposes, which could include repayment of indebtedness, repurchase of the Company's common stock, additions to working capital, capital expenditures or acquisitions. At September 30, 1996, the Company has not sold any debt securities.

The current ratio was 1.5:1 at September 30, 1996 compared with 1.7:1 at December 31, 1995. Debt to total capital was 26.6% at September 30, 1996 and 32.4% at December 31, 1995.

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



Date:  October 25, 1996