Form 10-K
period 1996-12-31
HANNA M A CO/DE
filed 1997-03-24
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.    20549


                            FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


Fiscal year ended December 31, 1996  Commission file number 1-5222


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

       Aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of February 18, 1997:
$1,044,538,914.00.

       Common  Shares  outstanding  as  of  February  18,   1997:
50,644,311.

               DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (1) Registrant's definitive proxy statement distributed to stockholders dated March 20, 1997, filed with the Commission pursuant to Regulation 14A and incorporated by reference into Parts I and III of this Form 10-K; and (2) Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1996, incorporated by reference into Parts I and II of this Form 10-K. With the exception of the information specifically incorporated by reference, neither the Registrant's proxy statement nor the 1996 Annual Report to stockholders is deemed to be filed as part of this Form 10-K.

      Except as otherwise stated, the information contained in this report is given as of December 31, 1996, the end of the Registrant's last fiscal year.


                             PART I

ITEM 1.   BUSINESS

(a)       Acquisitions and Dispositions

                In March 1996, the Registrant acquired Victor International Plastics, Ltd., a leading producer of color masterbatch in the United Kingdom, from Rexam, Plc. Victor International Plastics serves the injection and blow molding end markets from its two operations in Manchester and Coventry, England.

                On July 2, 1996, the Registrant announced that it had completed the sale of the molding operations of CIMCO, Inc. to InteSys Technologies, Inc. The molding operations and Compounding Technology, Inc. were part of CIMCO, Inc., which was acquired by the Registrant in January 1996. The compounding operations are being retained by the Registrant and operated under the name Compounding Technology, Inc. ("CTi"), with plants in Jurong, Singapore, Corona, California, Charlotte, North Carolina and Saint Etienne, France.

                In November 1996, the Registrant announced its acquisition of Chase Elastomer's U.S.-based custom rubber compounding operations. With annual sales of $22 million, Chase Elastomer has domestic operations in Dallas and Chicago.

                On February 6, 1997, the Registrant announced the construction of a manufacturing plant to produce color and additive concentrates in the Pu Dong district of Shanghai, China. The new plant will operate as Hanna Wilson Polymer (Shanghai) Limited, a wholly-owned subsidiary of the Registrant. Previously the Registrant also had announced an agreement for the formation of Hanna Su Xing Plastics Compounding (Suzhou) Co., Ltd., a joint venture to produce plastics compounds in Suzhou, China, which is about 60 miles from the color facility in the Pu Dong district.

               On February 11, 1997, the Registrant announced the
          sale of its 50 percent interest in IOC Ore Sales Company, a partnership that serves as sales agent for the Iron Ore Company of Canada ("IOC"). The sale marked the end of the Registrant's relationship with IOC, which extended back to 1949.

(b) See the financial information regarding the Registrant's business segments set forth at page 29 of the Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1996, which page is incorporated herein by this reference.

(c)
      (1) (i)
          Formulated Polymers

               (a)  Processing

                The Registrant, through its plastic compounding businesses, Th. Bergmann, Compounding Technology, Inc.
          (CTi), M. A. Hanna Engineered Materials, M. A. Hanna Thermoplastic Elastomers, MACH-1 and Southwest Chemical Services business units, engages in the custom compounding of plastic materials to the specifications of manufacturers of molded plastic products for customers located throughout North America, Europe and Asia. Through its rubber compounding business, M. A. Hanna Rubber Compounding, Registrant engages in the custom compounding of rubber materials to the specifications of manufacturers of rubber products throughout North America.

                Through its color businesses, M. A. Hanna Color, Hanna Polimeros, Victor International Plastics and Wilson Color, the Registrant manufactures custom formulated colorants in the form of color concentrates, liquid dispersions, dry colorants, and additives for customers in the plastics industry throughout North America, Europe, South America and Asia. M. A. Hanna Color also produces specialty colorants and additives for the automobile, vinyl building products and textile industries and M. A. Hanna Color and Wilson Color also produce specialty colorants and additives for the wire and cable industry worldwide.

               (b)  Distribution

                 Through its M. A. Hanna Resin Distribution business unit, the Registrant distributes thermoplastic and thermoset resins and fiberglass materials in North
          America for major resin producers.

                 Through  its  Cadillac  Plastic  business  unit,
          Registrant engages in the worldwide distribution of engineered plastic sheet, rod, tube, and film products to industrial and retail customers as well as cutting and machining plastic products to customers' specifications and thermoforming plastic into products such as skylights and signs.

          Other Operations

                Through its Diversified Polymer Products business unit, Registrant manufactures molded sponge automotive parts for customers located throughout the United
          States and Canada.

                Registrant also engages in the management of marine terminals.

               Net sales and operating revenues from Registrant's
          operations  outside  the  polymers  industry   do   not
          individually   constitute  10  percent   or   more   of
          Registrant's consolidated revenues.

(1) (iii)       In  Registrant's  plastic and rubber  compounding
          businesses the primary raw materials required are natural and synthetic rubbers, resins, and chemicals, all of which are available in adequate supply. The primary raw materials required by Registrant's color businesses are resins, chemicals, and organic and inorganic pigments, all of which are available in adequate supply.

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

(1) (x)         The  custom  compounding of  plastic  and  rubber
          materials is highly competitive, with product quality, price and service to customers being principal factors affecting competition. Registrant believes it is the largest independent custom compounder of rubber and a leading compounder of plastics in North America in terms of pounds produced.

                The manufacture of custom-formulated color and additive concentrates for the plastics industry is highly competitive with product quality, price and service to customers being principal factors affecting competition. Registrant believes it is one of the leading producers of custom formulated color and additive concentrates in the United States and Europe.

               The distribution of engineered plastic sheet, rod, tube, film products, and polymer resins is highly competitive with product quality, price and service to customers being principal factors affecting competition. Registrant believes it is one of the leading distributors of engineered shapes in the world and one of the leading distributors of plastic resins in North America.

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

(1) (xiii)           Registrant  employs  6,068  persons  at  its
          consolidated operations (5,695 in 1995).

(d) (1)           See    information    regarding    Registrant's
          international operations at page 29 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1996, which page is incorporated herein by this reference.

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


ITEM 2.   PROPERTIES


      The table below sets forth the principal plants and properties owned or leased by the Registrant's business units. For properties which are leased, the date of expiration of the current term of the lease is indicated. Properties which are shown as owned are owned in fee simple. Some properties may be subject to minor encumbrances of a nature which do not materially affect the Registrant's operations.

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




     Location           Facility       Owned/Leased     Approximate
                                                        Size  (sq.
                                                          ft.)


Burton,            M.  A. Hanna Rubber    Owned           160,000
  Ohio             Compounding


Macedonia,         MACH-1 Compounding     Owned            87,000
  Ohio


Tillsonburg,       M.  A. Hanna Rubber    Owned            60,000
  Ontario          Compounding


Jonesboro,         M.  A. Hanna Rubber    Owned            69,000
  Tennessee        Compounding


DeForest,          M.  A. Hanna Rubber    Owned           130,000
  Wisconsin        Compounding


Santa Fe Springs,  M.  A. Hanna Rubber    Leased           13,231
  California       Compounding             1998


Chicago,           M. A. Hanna Rubber     Leased           31,000
  Illinois         (Chase Elastomer)       2001


Kennedale,         M. A. Hanna Rubber     Owned            80,000
  Texas            (Chase Elastomer)


Broadview Heights, M. A. Hanna Color      Owned            61,000
  Ohio


Phoenix,           M. A. Hanna Color      Owned            20,500
  Arizona


Vonore,             M. A. Hanna Color      Owned           47,000
  Tennessee


North Kansas City,  M. A. Hanna Color      Leased          44,000
  Missouri                                  1998


San Fernando,       M. A. Hanna Color      Leased          45,000
  California                                1998


Vancouver,          M. A. Hanna Color      Leased          35,000
  Washington                                2002


Troy,               Cadillac Plastic       Leased          29,175
  Michigan          (headquarters)          1998


Coppell,            Cadillac Plastic       Leased         101,016
  Texas             (area distribution      2006
                    center)

Fresno,             Cadillac Plastic       Leased          50,960
  California        (area distribution      2007
                    center)

Lemont,             M.  A. Hanna Resin     Leased         103,000
  Illinois          Distribution            2008
                    (headquarters)

Seattle,            M.  A. Hanna Resin     Leased          44,520
  Washington        Distribution            2005


Kingstree,          Southwest Chemical     Owned          156,174
  South Carolina    Services


Dyersburg,          M. A. Hanna            Owned          862,399
  Tennessee         Engineered
                    Materials, M. A.
                    Hanna Rubber
                    Compounding and
                    Diversified
                    Polymer Products


Bethlehem,          M. A. Hanna            Leased
   Pennsylvania     Engineered              2004           82,000
                    Materials               1999           25,400


Suwanee,            M. A. Hanna Color      Owned           20,000
  Georgia           (headquarters)


Suwanee,            M. A. Hanna Color      Owned           44,022
  Georgia           (technical center)


Somerset,           M. A. Hanna Color      Owned           44,300
  New Jersey


Florence,           M. A. Hanna Color      Owned           30,000
  Kentucky


Gastonia,           M. A. Hanna Color      Owned           43,992
  North Carolina


Elk Grove Village,  M. A. Hanna Color      Owned           51,870
  Illinois


St. Peters,         M. A. Hanna Color      Owned           32,480
  Missouri


Fort Worth,         M. A. Hanna Color      Owned           75,080
  Texas


Norwalk,            M. A. Hanna Color      Owned           94,000
  Ohio


Gardena,            M. A. Hanna Color      Owned           46,652
  California


Carolina,           M. A. Hanna Color      Leased          12,600
  Puerto Rico                               1999


Buford,             M. A. Hanna Color      Leased          73,300
  Georgia                                   1997


Neshanic Station    M. A. Hanna Color      Leased         123,000
  New Jersey                               1997(closing
                                           1997)

Bethlehem,          M. A. Hanna Color      Owned           58,672
  Pennsylvania                             (opening
                                           1997)


Milford,            M. A. Hanna Color      Leased          20,600
  New Hampshire                            2001


Toluca,             Hanna Polimeros        Owned           22,000
  Mexico


LaPorte,            Southwest Chemical     Owned          200,000
  Texas             Services


Ayer,               M. A. Hanna Resin      Leased          53,250
  Massachusetts     Distribution           2002


Houston,            M. A. Hanna            Leased
  Texas             Engineered             1997            88,000
                    Materials              1998            44,120


Statesville,        M. A. Hanna Resin      Leased          48,240
  North Carolina    Distribution           2002


North Ridgeville,   M. A. Hanna            Leased          40,750
  Ohio              Thermoplastic          1999
                    Elastomers


Assesse,            Wilson Color           Owned          120,976
  Belgium


Tossiat,            Wilson Color           Owned           87,188
  France


Bendorf,            Wilson Color           Owned           72,086
  Germany


Angered,            Wilson Color           Owned           22,259
  Sweden


Saint Ouen,         Wilson Color           Owned           46,285
(Paris)
  France


Coventry,           Victor                 Leased          52,750
  England           International          2000


Manchester,         Victor                 Owned           58,890
  England           International


Gaggenau,           Th. Bergmann           Owned          241,114
  Germany


Barbastro,          Polibasa               Owned           71,042
  Spain             (Bergmann)


Corona,             Compounding            Leased          32,000
  California        Technology, Inc.       2001


Charlotte,          Compounding            Leased          20,100
  North Carolina    Technology, Inc.       1997


Jurong,             Compounding            Leased          43,000
  Singapore         Technology, Inc.       1999


Saint Etienne,      Compounding            Owned           35,000
  France            Technology, Inc.

Pu Dong             Hanna Wilson           Owned           30,400
(Shanghai),         Polymer                (opening
  China                                    1997)



      Registrant's combined annual plastic and rubber compounding capacity and colorant manufacturing capacity, based on the estimated design capacities of Registrant's plants, amounts to approximately 716 million pounds of compounded rubber products, 921 million pounds of compounded plastic products and approximately 251 million pounds of colorants. A variation in the mix of products produced at a given plant results in a corresponding increase or decrease in the quantity (in pounds) of products that can be produced at full capacity. Beyond these estimated capacities for Registrant's rubber and plastic compounding and colorant manufacturing properties, there are no comparative measurement units of production capacity that reasonably can be ascribed to Registrant's other properties in the processing segment.

      Registrant's  50 percent-owned partnership, DH  Compounding
Company, owns and operates an engineering plastics compounding plant in Clinton, Tennessee. The 150,000 square foot plant has an annual design capacity of 110 million pounds.


ITEM 3.   LEGAL PROCEEDINGS

      Registrant, directly and indirectly through a wholly-owned subsidiary, is obligated for costs of environmental remediation measures taken and to be taken in connection with certain operations that have been sold or discontinued. These include the clean-up of a Superfund site and participation with other companies in the clean-up of hazardous waste disposal sites, several of which have been designated as Superfund sites. Registrant has established reserves for these anticipated liabilities for environmental remediation, which do not reflect potential insurance recoveries and which management believes are adequate to cover Registrant's ultimate exposure. Registrant believes that these liabilities will not have a material adverse effect on the Registrant's liquidity, results of operations or financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


_______   EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table lists information as of March 1, 1997, as to each executive officer of the Registrant, including his position with the Registrant as of that date and other positions held by him during at least the past five years:


M. D. Walker                   Chairman.   Chairman  and   Chief
  Age - 64                     Executive Officer, September 1986
                               to  December 31, 1996;  Chairman,
                               January 1, 1997 to date.




D. J. McGregor                 President   and  Chief  Executive
  Age - 56                     Officer.   President  and   Chief
                               Operating  Officer, May  1989  to
                               December 31, 1996; President  and
                               Chief  Executive Officer  January
                               1, 1997 to date.




L. L. Beach                    Vice  President, Human Resources.
  Age - 52                     Vice  President, Human  Resources
                               of  Kraft USA (1989-1991) and  of
                               Kraft     Foods     International
                               (manufacturer and distributor  of
                               consumer products) 1991 to  April
                               1995.    Vice  President,   Human
                               Resources   of  the   Registrant,
                               April 1995 to present.




M. S. Duffey                   Vice    President    and    Chief
  Age - 42                     Financial Officer. Vice President
                               and  Treasurer,  Outboard  Marine
                               Corporation   (manufacturer    of
                               recreational  boats  and   marine
                               engines),     1986-1992;     Vice
                               President  and Treasurer,  Foote,
                               Cone  &  Belding  Communications,
                               Inc. (advertising agency) 1992  -
                               July  1994.   Treasurer  of   the
                               Registrant,  July  1994  -  April
                               1995;   Vice   President,   Chief
                               Financial  Officer and  Treasurer
                               of   Registrant,  April  1995  to
                               August, 1996. Vice President  and
                               Chief  Financial  Officer  August
                               1996 to date.

G. W. Henry                    Vice   President,   International
  Age - 51                     Operations.   Vice  President   -
                               Marine   Services   and   Special
                               Projects,   1990  -  1992;   Vice
                               President  - Operations,  1992  -
                               1994;       Vice       President,
                               International Operations, 1994 to
                               date.




J. S. Pyke, Jr.                Vice  President, General  Counsel
  Age - 58                     and  Secretary.  Secretary,  1973
                               to  date; Vice President, 1979 to
                               date.




D. R. Schrank                  Vice  President,  North  American
  Age - 48                     Plastics Operations. Senior  Vice
                               President   and  Chief  Financial
                               Officer,   Sealy,  Inc.  (bedding
                               manufacturer) 1989  to  September
                               1993.   Vice President and  Chief
                               Financial    Officer    of    the
                               Registrant,  September   1993   -
                               April 1995; Vice President, North
                               American   Plastics   Operations,
                               April 1995 to date.




C. R. Sachs                    Treasurer.   Treasurer   Outboard
  Age - 44                     Marine  Corporation (manufacturer
                               of  recreational boats and marine
                               engines) 1992-1996.  Treasurer of
                               the  Registrant, August  1996  to
                               date.



T. E. Lindsey                  Controller. July 1990 to date.
  Age - 46

                             PART II



ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

          See the tables regarding Registrant's stock price data at page 34 and Shareowner Information at the bottom of page 35 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1996, which tables and information are incorporated herein by this reference.


ITEM 6.   SELECTED FINANCIAL DATA

          See Selected Financial Data at page 35 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1996, which Selected Financial Data is incorporated herein by this reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          See pages 36 through 37 of Registrant's Annual Report distributed to stockholders for the fiscal year ended
          December 31, 1995, which pages are incorporated herein by this reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See  pages  21  through 34 and page 38 of  Registrant's
          Annual Report distributed to stockholders for the fiscal year ended December 31, 1996, which pages are incorporated herein by this reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Directors

          See the table listing nominees for directors on page 2 of Registrant's definitive proxy statement distributed to stockholders dated March 20, 1997, filed with the Commission pursuant to Regulation 14A, which table is incorporated herein by this reference.

          Executive Officers

          See the item captioned "Executive Officers of the Registrant" in Part I of this Form 10-K, which item is incorporated herein by this reference.

          Section 16(a) Beneficial Ownership Reporting Compliance

          See the paragraph bearing the foregoing caption on page 5 of Registrant's definitive proxy statement distributed to stockholders dated March 20, 1997, which paragraph is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION

          See the section captioned "Executive Compensation" at pages 5 through 14 of Registrant's definitive proxy statement distributed to stockholders dated March 20, 1997, filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a)       Security Ownership of Certain Beneficial Owners:

          See the section captioned "Holdings of Shares of the Company's Common Stock" at page 5 of Registrant's definitive proxy statement distributed to stockholders dated March 20, 1997 filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.

(b)       Security Ownership by Management:

          See the table, and footnotes thereto, regarding beneficial ownership of the Registrant's Common Stock by management, at page 3 of Registrant's definitive proxy statement distributed to stockholders dated March 20, 1997 filed with the Commission pursuant to Regulation 14A, which table and footnotes are incorporated herein by this reference.



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

           (i)   Exhibits filed pursuant to Regulation S-K  (Item
           601):


(3)  Articles of Incorporation and By-laws.

     (a) Registrant's Articles of Incorporation (as amended and restated as of May 1, 1996, and currently in effect), filed herewith.

     (b) Registrant's by-laws (as amended and restated as of March 2, 1988, and currently in effect), filed as Exhibit 3(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by this reference.


(4)  Instruments Defining the Rights of Security Holders:


     (a) Indenture dated November 9, 1996, between the Registrant and NBD Bank, as trustee, governing Registrant's Medium Term Notes, a form of which was filed as Exhibit 4.1 to Registrant's Form S-3 filed on June 12, 1996 and incorporated herein by this reference.


     (b) Credit and Guarantee Agreement, dated January 31, 1997 between the Registrant, Bank of America, N.T. & N.A. and the other banks signatory thereto, a copy of which will be provided to the Commission upon request.


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



     (d) Indenture dated September 26, 1991 between the Registrant and Ameritrust Texas, National Association, Trustee, relating to Registrant's $50,000,000 aggregate principal amount of 9% Senior Notes due 1998, filed as
     Exhibit 4 to the Registrant's Form S-3 filed on October 24, 1991, and incorporated herein by this reference.



     (e) Associates Ownership Trust Agreement dated September 12, 1991, between Registrant and Wachovia Bank of North Carolina, filed as Exhibit 28.3 to Registrant's Current Report on Form 8-K dated September 12, 1991, and incorporated herein by this reference.

 (10)     Material Contracts:

     *(a) 1988 Long-Term Incentive Plan, and forms of Grants of Stock Options, Grants of Appreciation Rights and Grants of Long-Term Incentive Units thereunder, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by this reference. Also forms of 1989 Stock Option Agreement, 1989 Grant of Appreciation Rights and 1989 Grant of Long-Term Incentive Units, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by this reference. Also 1990 Amendment to the Plan, filed as Exhibit 10(e) to Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by this reference and forms of 1990 Stock Option Agreement, 1990 Grant of Appreciation Rights and 1990 Grant of Long-Term Incentive Units, filed as
     Exhibit 10(e) to Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by this reference. Also 1991 Amendment to the Plan, filed as
     Exhibit 10(f) to Registrant's Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by this reference. Also 1994 Amendment to the Plan, filed as Exhibit A to Registrant's definitive proxy statement distributed to stockholders dated March 17, 1994 and incorporated herein by this reference.



     *(b) Form of Supplemental Deferred Compensation agreement in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by this reference.



     *(c) Form of Supplemental Death Benefits agreement in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit 10(f) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by this reference.



     *(d) Form of Employment Agreement dated as of February 17, 1989 between Registrant and certain of Registrant's executive officers filed as Exhibit 10(h) to Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1988 and incorporated herein by this reference. Also (i) Employment Agreement dated as of September 27, 1993, between D. R. Schrank and Registrant, filed as Exhibit
     (a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by this reference; and (ii) Employment Agreement dated March 1, 1993 between D. J. McGregor and Registrant, filed as Exhibit 10(g) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, and incorporated herein by this reference.

     *(e) Description of Directors' compensation and retirement plan, set forth in the section captioned "Directors' Compensation" on pages 12 through 13 of Registrant's definitive proxy statement dated March 20, 1996, as distributed to stockholders and filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference. Also, 1995 Amendments to
     Directors' Deferred Fee Plan, filed as Exhibit B to Registrant's definitive proxy statement distributed to stockholders dated March 20, 1995 filed with the Commission pursuant to Regulation 14A, which Exhibit B is incorporated herein by this reference.

     *(f) Excess Benefit Plan in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by this reference.

     *(g) Supplemental Retirement Benefit Plan in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by this reference.

     *(h) Voluntary Non-Qualified Deferred Compensation Plan in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit A to the Registrant's definitive proxy statement distributed to stockholders dated March 20, 1995 filed with the Commission pursuant to Regulation 14A, which Exhibit A is incorporated herein by this reference.

          [*-   Identifies  management contract  or  compensation
          plans  or arrangements filed   pursuant to Item  601(b)
          (10) (iii) (A) ]


(11) Computation of per share earnings, filed herewith.


(13) Registrant's Annual Report as distributed to stockholders for the fiscal year ended December 31, 1996, filed herewith.


(21) Subsidiaries of the Registrant, filed herewith.


(23) Consents of Independent Accountants, filed herewith.


(24) Powers of Attorney of certain Directors of Registrant, filed herewith.


(27) Financial Data Schedule, filed herewith.



     (ii) Other exhibits:


            Financial statements (and consent of independent accountants) pursuant to Form 11-K and Rule 15D-21 for the year ended December 31, 1996, for the Capital Accumulation Plan for Salaried Employees of M. A. Hanna Company and Associated Companies, and for stock purchase/savings plans of Registrant's subsidiaries and divisions will be filed as exhibits to the Form 10-K under a Form 10-K/A amendment not later than June 30, 1997.


(b)  Since September 30, 1996, Registrant has filed no reports on
Form 8-K.


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


                                   M. A. HANNA COMPANY
                                        (Registrant)



Date:     March 20, 1997      By   /s/J. S. Pyke, Jr.
                                  J. S. Pyke, Jr.
                                  Vice President, General Counsel
                                  and Secretary


     Pursuant to the requirements of the Securities and Exchange
     Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:     March 20, 1997      By   /s/D. J. McGregor
                                   D. J. McGregor
                                   President and Chief Executive
                                   Officer (Principal Executive
                                   Officer) and Director




Date:     March 20, 1997      By    /s/M. S. Duffey
                                    M. S. Duffey
                                    Vice President and Chief
                                    Financial Officer
                                    (Principal Financial Officer)



Date:     March 20, 1997     By    /s/T. E. Lindsey
                                   T. E. Lindsey
                                   Controller
                                   (Principal Accounting Officer)














                                   B. C. Ames, Director


                                   C. A. Cartwright, Director


                                   W. R. Embry, Director


                                   J. T. Eyton, Director

By   /s/T. E. Lindsey
     T. E. Lindsey                 G. D. Kirkham, Director
     Attorney-In Fact

                                   M. L. Mann, Director


                                   R. W. Pogue, Director

Date: March 20, 1997
                                   M. D. Walker, Director






                          FORM 10-K

                    ITEM 14(a)(1) and (2)

             FINANCIAL STATEMENTS AND SCHEDULES

                     M.A. HANNA COMPANY



The following consolidated financial statements of the Registrant and its consolidated subsidiaries, included in the annual report of the Registrant to its stockholders for the year ended December 31, 1996, are incorporated herein by reference in Item 8:

     Summary of accounting policies
     Consolidated balance sheets - December 31, 1996 and 1995
     Consolidated statements of income, stockholders' equity and cash flows - years ended Decmber 31, 1996, 1995 and 1994
     Notes to financial statements

The following consolidated financial information, together with the report of the independent accountants, are included in Item 14(d):

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








                             F-1




            Report of Independent Accountants on
                Financial Statement Schedule


January 29, 1997


To the Board of Directors of M.A. Hanna Company

Our audits of the consolidated financial statements referred to in our report dated January 29, 1997 appearing in the 1996 Annual Report to Shareholders of M.A. Hanna Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule as of December 31, 1996 and 1995 and for the years then ended listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/   Price Waterhouse LLP





                             F-2



               Report of Independent Auditors


Board of Directors
M.A. Hanna Company

We have audited the consolidated statements of income, stockholders' equity, and cash flows of M.A. Hanna Company and subsidiaries for the year ended December 31, 1994 listed in the Index of Item 14(a)(1) and (2). Our audit also included the financial statement schedule listed in the Index at Item 14(a)(1) and (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of M.A. Hanna Company and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                     /s/  Ernst & Young LLP
                                          ERNST & YOUNG LLP


Cleveland, Ohio
January 31, 1995





                             F-3





            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

              COL. A                            COL. B                            COL. C                        COL. D
                                                                                ADDITIONS
                                                                        (1)                (2)
                                          Balance at Beginning    Charged to Costs   Charged to Other
            DESCRIPTION                        of Period            and Expenses    Accounts - Describe  Deductions - Describe


Year ended December 31, 1996:
    Deducted from asset accounts:
        Allowance for doubtful accounts       $11,034,000           $3,362,000        $934,000 (a)         $7,758,000 (b)

Year ended December 31, 1995:
    Deducted from asset accounts:
        Allowance for doubtful accounts       $11,346,000           $2,480,000                             $2,792,000  (b)


Year ended December 31, 1994:
    Deducted from asset accounts:
        Allowance for doubtful accounts       $ 9,993,000           $3,250,000        $531,000  (a)        $2,428,000  (b)





              COL. A                        COL. E


                                         Balance at End
            DESCRIPTION                    of Period


Year ended December 31, 1996:
    Deducted from asset accounts:
        Allowance for doubtful accounts  $ 7,572,000

Year ended December 31, 1995:
    Deducted from asset accounts:
        Allowance for doubtful accounts  $11,034,000


Year ended December 31, 1994:
    Deducted from asset accounts:
        Allowance for doubtful accounts  $11,346,000



 (a)  Reserves of companies acquired.
 (b)  Uncollectible amounts written off.




                                  F-4