Form 10-Q
period 1997-03-31
HANNA M A CO/DE
filed 1997-05-09
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED March 31, 1997


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


           Common Shares Outstanding, as of the close of the period covered by this report 50,885,153.

       M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                             INDEX





                                                                 PAGE

PART  I - FINANCIAL INFORMATION


     Item 1. Financial Statements.
               Consolidated Statements of Income -
                 Three Months ended March 31, 1997 and 1996        2

               Consolidated Balance Sheets -
                March 31, 1997 and December 31, 1996               3

               Consolidated Statements of
                 Cash Flows - Three Months Ended
                   March 31, 1997 and 1996                         4

               Notes to Consolidated Financial Statements          5

     Item 2. Management's Discussion and Analysis of
               Interim Financial Condition and Results
               of Operations.                                    6-7


PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders   8

     Item 6. Exhibits and Reports on Form 8-K                      8

                                 PART I

            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF INCOME
                              (Unaudited)


                                                  FIRST QUARTER
                                                 1997      1996
                                              (Dollars in thousands
                                              except per share data)

Net Sales                                      $527,629   $497,451

Costs and Expenses
    Cost of goods sold                          426,152    405,995
    Selling, general and administrative          66,331     58,312
    Interest on debt                              5,132      6,036
    Amortization of intangibles                   3,588      3,499
    Other - net                                     171        183
                                                501,374    474,025
Income Before Income Taxes
   and Extraordinary Charge                      26,255     23,426

    Income taxes                                 11,027     10,073

Income Before Extraordinary Charge               15,228     13,353

  Extraordinary charge                                -     (1,575)
Net Income                                     $ 15,228   $ 11,778


Net Income per Share
      Primary
          Income before extraordinary charge   $    .34   $    .29
          Extraordinary charge                        -       (.03)
          Net income                           $    .34   $    .26

      Fully diluted
          Income before extraordinary charge   $    .33   $    .28
          Extraordinary charge                        -       (.03)
          Net income                           $    .33   $    .25


Dividends per common share                     $   .105   $   .097

                       M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 CONSOLIDATED BALANCE SHEETS
                                         (Unaudited)

                                                                      March          December
                                                                     31, 1997        31, 1996
                                                                      (Dollars in thousands)
          Assets

Current Assets
    Cash and cash equivalents                                       $   39,476      $   30,028
    Receivables                                                        320,320         293,625
    Inventories:
        Finished products                                              137,600         134,655
        Raw materials and supplies                                      47,090          44,509
                                                                       184,690         179,164
    Prepaid expenses                                                     8,739           7,679
    Deferred income taxes                                               17,938          23,043
        Total current assets                                           571,163         533,539

Property, Plant and Equipment                                          455,243         452,668
    Less allowances for depreciation                                   205,666         198,261
                                                                       249,577         254,407
Other Assets
    Goodwill and other intangibles                                     353,021         355,538
    Investments and other assets                                        72,022          70,678
    Deferred income taxes                                               40,300          36,617
                                                                       465,343         462,833
                                                                    $1,286,083      $1,250,779

            Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable to banks                                          $    1,281      $    2,304
    Trade payables and accrued expenses                                354,348         348,608
    Current portion of long-term debt                                      956           1,027
        Total current liabilities                                      356,585         351,939

Other Liabilities                                                      179,589         182,852

Long-term Debt
    Senior notes                                                       124,960         124,960
    Other                                                              114,850          82,745
                                                                       239,810         207,705
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued -0- shares                                                    -               -
    Common stock, par value $1
        Authorized 50,000,000 shares
        Issued 65,366,495 shares at March  31, 1997 and
            65,261,907 shares at December 31, 1996                      65,366          65,262
    Capital surplus                                                    328,640         329,543
    Retained earnings                                                  427,757         417,228
    Associates ownership trust                                        (131,040)       (134,704)
    Cost of treasury stock (14,481,342 shares at March 31, 1997
        and 14,272,092 shares at December 31, 1996)                   (171,653)       (165,675)
    Minimum pension liability adjustment                                (5,018)         (5,018)
    Accumulated translation adjustment                                  (3,953)          1,647
                                                                       510,099         508,283
                                                                    $1,286,083      $1,250,779

                              -3-

        M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                                    1997     1996
                                                                (Dollars in thousands)
Cash Provided from (Used for) Operating Activities
    Net income                                                     $15,228   $11,778
    Depreciation and amortization                                   13,273    12,370
    Companies carried at equity:
        Income                                                        (967)     (995)
        Dividends received                                           1,401     1,415
    Changes in operating assets and liabilities:
        Receivables                                                (30,051)  (24,201)
        Inventories                                                 (6,361)    1,129
        Prepaid expenses                                            (1,146)      907
        Trade payables and accrued expenses                          4,030     3,953
    Restructuring payments                                          (1,654)   (1,294)
    Gain on sale of assets                                          (3,250)        -
    Restructuring charges                                            3,050         -
    Other                                                            2,086     2,711
    Extraordinary charge                                                 -     2,582
           Net operating activities                                 (4,361)   10,355

Cash Provided from (Used for) Investing Activities
    Capital expenditures                                            (8,449)   (7,637)
    Acquisitions of businesses, less cash acquired                  (6,280)  (45,812)
    Acquisition payments                                           (12,896)     (625)
    Sales of assets                                                  6,361         -
    Other                                                            5,130     1,174
           Net investing activities                                (16,134)  (52,900)

Cash Provided from (Used for) Financing Activities
    Cash dividends paid                                             (4,699)   (4,403)
    Proceeds from the sale of common stock                           1,379       941
    Purchase of shares for treasury                                 (7,928)     (538)
    Increase in debt                                                43,500    11,787
    Reduction in debt                                               (1,215)  (36,351)
           Net financing activities                                 31,037   (28,564)

    Effect of exchange rate changes on cash                         (1,094)      242

Cash and Cash Equivalents
    Increase (decrease)                                              9,448   (70,867)
    Beginning of period                                             30,028   111,235

    End of period                                                  $39,476   $40,368

Cash paid during period
    Interest                                                       $ 7,605   $11,296
    Income taxes                                                     1,929     1,352

                               -4-

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         March 31, 1997



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in the opinion of the Company include all adjustments necessary to present fairly the results of operations, financial position, and changes in cash flow. Reference should be made to the footnotes included in the 1996 Annual Report.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

Acquisitions

In February 1997, the Company purchased Enviro Care Compounds, a producer of halogen-free flame retardant plastic compounds based in Norway. The acquisition was accounted for using the purchase method of accounting. Had the acquisition been made at the beginning of 1996, reported pro forma results of operations for the first quarter of 1997 and 1996 would not be materially different.

Net Income Per Share of Common Stock

Primary net income per share of common stock is computed by dividing net income applicable to common stock by the average number of shares outstanding during the period (44,996,787 in 1997 and 45,723,759 in 1996). Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans. The effect of assuming the exercise of stock options was not significant in 1997 and 1996.

The number of shares used to compute fully diluted net income per share is based on the number of shares used for primary net income per share increased by the common stock equivalents which would arise from the exercise of stock options and stock warrants. The average number of shares used in the computation was 46,014,396 in 1997 and 47,014,867 in 1996.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings Per Share". This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 "Earnings Per Share". The Company does not believe the new standard will have a material impact on previously reported earnings per share when adopted in the fourth quarter of 1997.

Long-term Debt

In 1996, the Company repurchased $34,650,000 principal amount of Senior Notes in the open market resulting in an extraordinary charge of $2,582,000 ($1,575,000 after tax).

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF

   INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Net  sales increased from $497.5 million in 1996 to  $527.6
million in 1997. Sales from processing businesses were $297.2 million in 1997 compared with $270.7 million in 1996. Acquisitions accounted for $25.1 million of the increase in sales with increased volume accounting for the balance of the increase. Distribution sales increased $8.8 million to $231.9 million in 1997 due to higher volume.
Sales from other operations decreased by $1.9 million from 1996 due to the expiration of the Company's management contract with Iron Ore Company of Canada as of December 31,
1996 and the sale of the Company's ownership interest in the sales agency in February 1997.

Gross margins increased by $10.0 million from 18.4% in 1996
to   19.2%   in   1997.   Increased  focus   on   operating
efficiencies within the processing businesses resulted in margin improvements while volume increases in both segments resulted in improved absorption of fixed costs.

Selling, general and administrative expenses increased $8.0 million as the result of acquisitions made in 1996, costs associated with the implementation and development of
HannaLink TM and  general economic  cost  increases.   As  a
percentage of sales, selling, general and administrative expenses were 12.6% in 1997 and 11.7% in 1996.

Interest  on debt decreased from $6.0 million  in  1996  to
$5.1  million  in  1997  due to the  repurchase  of  $102.3
million of its Senior Notes in the first and second quarters of 1996. This debt was replaced with lower rate borrowings.

Other income includes a gain of $3.3 million from the sale in February 1997 of the Company's remaining interest in the Iron Ore Company of Canada sales agency. Additionally, the
Company recorded a $2.1 million provision for two plant closings and start-up cost for a new plant within its processing operations and a $1.0 million charge for the reengineering of the resin distribution business.

The Company's effective tax rate decreased from 43% in the first quarter of 1996 to 42% in the first quarter of 1997, reflecting the Company's ongoing efforts to reduce its overall effective tax.

Liquidity and Sources of Capital

Operating  activities utilized $4.4 million of cash  during
the  first quarter of 1997, the result of $33.5 million  of
working   capital   requirements.    Investing   activities
utilized   $16.1  million  of  cash  including  $12.9   for
acquisition  payments  and $8.4 for  capital  expenditures,
offset  by  the  proceeds from the sale  of  the  ownership
interest  in  the Iron Ore Company of Canada sales  agency.
Financing  activities provided $31.0 million of cash  as  a
result  of  $43.5  million  of borrowings  offset  by  $7.9
million used to repurchase common stock and $4.7 million used to pay dividends.

The  Company entered into a new credit agreement during the
quarter  which  provides commitments for borrowings  up  to
$200   million  through  January  2002.   The   arrangement
provides for interest rates to be determined at the time of
borrowing  based on a choice of formulas specified  in  the
agreement.   At  March 31, 1997, there were  no  borrowings
outstanding under this agreement.

The current ratio was 1.6:1 at March 31, 1997 compared with 1.5:1 at December 31, 1996. Debt to total capital was 32.0% at March 31, 1997 and 29.0% at December 31, 1996.

Environmental Matters

The  Company  is  subject to various laws  and  regulations
concerning environmental matters.  The Company is committed
to   a  long-term  environmental  protection  program  that
reduces   releases   of  hazardous   materials   into   the
environment as well as to the remediation of identified existing environmental concerns.

Claims  have  been  made against the  Company  and  certain
subsidiaries   for   costs  of  environmental   remediation
measures taken or to be taken in connection with operations
that  have been sold or closed.  These include the clean-up
of  Superfund sites and participation with other  companies
in  the clean-up of hazardous waste disposal sites, several
of which have been designated as Superfund sites.  Reserves
for such liabilities have been established and no insurance
recoveries  have  been anticipated in the determination  of
reserves.   In  management's  opinion,  the  aforementioned
claims will be resolved without material adverse effect on the financial position or results of operations of the Company.

Other

Any  forward-looking statements included in this  quarterly
report  are  based on current expectations.  Any statements
in  this  report  that  are not historical  in  nature  are
forward-looking  statements.   Actual  results  may  differ
materially depending on business conditions and growth in the plastics and rubber industries and general economy, foreign political and economic developments, availability and pricing of raw materials, changes in product mix, shifts in market demand, and changes in prevailing interest rates.
                          -7-

                            PART II



Item 4.   Submission of Matters to a Vote of Security Holders


      a.)   Annual meeting of stockholders held May 7, 1997.

      b.) Proxies for the meeting were solicited pursurant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management nominees as listed in the Proxy Statement; and ten directors were elected.

      c.) The appointment of Price Waterhouse LLP as the Company's independent public accountants for the year 1997 was ratified and approved. There were 45,424,500 shares voted in the affirmative, 132,395 shares voted in the negative and 960,223 shares abstained.

      d) The amendment to the 1988 Long-Term Incentive Plan to increase the number of shares of common stock that may be sold or delivered under the Plan by 1,500,000 shares was ratified and approved. There were 38,772,520 shares voted in the affirmative, 6,837,501 shares voted in the negative and 839,040 shares abstained.


Item 6.   Exhibits and Reports of Form 8-K


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



Date:  May 9, 1997