Form 10-Q
period 1997-06-30
HANNA M A CO/DE
filed 1997-08-01
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

                               FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                    SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED June 30, 1997


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


           Common Shares Outstanding, as of the close of the period covered by this report 50,972,654.

       M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                             INDEX





                                                            PAGE

PART  I - FINANCIAL INFORMATION


     Item 1. Financial Statements.
               Consolidated Statements of Income -
                 Three Months and Six Months ended
                   June 30, 1997 and 1996                      2

               Consolidated Balance Sheets -
                June 30, 1997 and December 31, 1996            3

               Consolidated Statements of
                 Cash Flows - Six Months Ended
                   June 30, 1997 and 1996                      4

               Notes to Consolidated Financial Statements    5-6

     Item 2. Management's Discussion and Analysis of
               Interim Financial Condition and Results
               of Operations.                                7-8


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                  9

                   PART 1

M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited)




                                               Three Months Ended
                                                    June 30
                                                1997       1996



Net Sales                                     $555,382   $537,348

Costs and Expenses
    Cost of goods sold                         449,362    438,753
    Selling, general and administrative         67,854     61,467
    Interest on debt                             5,399      5,195
    Amortization of intangibles                  3,564      3,576
    Other - net                                   (287)       887
                                               525,892    509,878
Income Before Income Taxes
  and Extraordinary Charge                      29,490     27,470

    Income taxes                                12,386     11,812
Income Before Extraordinary Charge              17,104     15,658
    Extraordinary Charge                             -     (3,777)
Net Income                                    $ 17,104   $ 11,881


Net Income per Share of Common Stock
      Primary
          Income before extraordinary charge  $    .38   $    .34
          Extraordinary charge                       -       (.08)
          Net income                          $    .38   $    .26

      Fully diluted
          Income before extraordinary charge  $    .37   $    .33
          Extraordinary charge                       -       (.08)
          Net income                          $    .37   $    .25


Dividends per common share                    $   .105   $    .10



                                                 Six Months Ended
                                                     June 30
                                                 1997        1996
                        (Dollars in thousands except per share data)


Net Sales                                     $1,083,011  $1,034,799

Costs and Expenses
    Cost of goods sold                           875,514     844,748
    Selling, general and administrative          134,185     119,779
    Interest on debt                              10,531      11,231
    Amortization of intangibles                    7,152       7,075
    Other - net                                     (116)      1,070
                                               1,027,266     983,903
Income Before Income Taxes
  and Extraordinary Charge                        55,745      50,896

    Income taxes                                  23,413      21,885
Income Before Extraordinary Charge                32,332      29,011
    Extraordinary Charge                               -      (5,352)
Net Income                                    $   32,332  $   23,659


Net Income per Share of Common Stock
      Primary
          Income before extraordinary charge  $      .72  $      .63
          Extraordinary charge                         -        (.11)
          Net income                          $      .72  $      .52

      Fully diluted
          Income before extraordinary charge  $      .69  $      .61
          Extraordinary charge                         -        (.11)
          Net income                          $      .69  $      .50


Dividends per common share                    $      .21  $     .197

        M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

                                                                    June     December
                                                                  30, 1997   31, 1996
                                                                (Dollars in thousands)
          Assets

Current Assets
    Cash and cash equivalents                                    $   42,719 $   30,028
    Receivables                                                     332,276    293,625
    Inventories:
        Finished products                                           145,426    134,655
        Raw materials and supplies                                   48,733     44,509
                                                                    194,159    179,164
    Prepaid expenses                                                  9,880      7,679
    Deferred income taxes                                            20,588     23,043
        Total current assets                                        599,622    533,539

Property, Plant and Equipment                                       465,411    452,668
    Less allowances for depreciation                                213,826    198,261
                                                                    251,585    254,407
Other Assets
    Goodwill and other intangibles                                  348,341    355,538
    Investments and other assets                                     72,749     70,678
    Deferred income taxes                                            37,100     36,617
                                                                    458,190    462,833
                                                                 $1,309,397 $1,250,779

            Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable to banks                                       $    1,971 $    2,304
    Trade payables and accrued expenses                             368,281    348,608
    Current portion of long-term debt                                   531      1,027
        Total current liabilities                                   370,783    351,939

Other Liabilities                                                   181,867    182,852

Long-term Debt
    Senior notes                                                    124,960    124,960
    Other                                                           108,693     82,745
                                                                    233,653    207,705
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued -0- shares                                                 -          -
    Common stock, par value $1
        Authorized 100,000,000 shares
        Issued 65,462,696 shares at June 30, 1997 and
            65,261,907 shares at December 31, 1996                   65,463     65,262
    Capital surplus                                                 370,865    329,543
    Retained earnings                                               440,150    417,228
    Associates ownership trust                                     (170,360)  (134,704)
    Cost of treasury stock (14,498,335 shares at June 30, 1997
        and 14,272,092 shares at December 31, 1996)                (171,905)  (165,675)
    Minimum pension liability adjustment                             (5,018)    (5,018)
    Accumulated translation adjustment                               (6,101)     1,647
                                                                    523,094    508,283
                                                                 $1,309,397 $1,250,779

        M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                         SIX MONTHS ENDED
                                                             JUNE 30
                                                           1997     1996
                                                    (Dollars in thousands)

Cash Provided from (Used for) Operating Activities
  Net income                                            $ 32,332  $ 23,659
  Depreciation and amortization                           26,617    25,298
  Companies carried at equity:
    Income                                                (2,248)   (2,017)
    Dividends received                                     3,322     3,191
  Changes in operating assets and liabilities:
    Receivables                                          (44,496)  (37,592)
    Inventories                                          (16,977)    7,861
    Prepaid expenses                                      (2,390)     (840)
    Trade payables and accrued expenses                   27,798    15,461
  Restructuring payments                                  (3,648)   (5,618)
  Gain on sale of assets                                  (3,250)        -
  Restructuring charges                                    3,050         -
  Other                                                    3,561     5,333
  Extraordinary charge                                         -     8,774
      Net operating activities                            23,671    43,510

Cash Provided from (Used for) Investing Activities
  Capital expenditures                                   (18,029)  (14,560)
  Acquisitions of businesses, less cash acquired         (11,019)  (48,803)
  Acquisition payments                                   (12,900)     (669)
  Sales of assets                                          6,361    11,820
  Other                                                    4,855     5,980
      Net investing activities                           (30,732)  (46,232)

Cash Provided from (Used for) Financing Activities
  Cash dividends paid                                     (9,409)   (8,989)
  Proceeds from the sale of common stock                   2,509     6,503
  Purchase of shares for treasury                         (8,179)   (2,759)
  Increase in debt                                       101,968    43,403
  Reduction in debt                                      (65,614) (110,735)
      Net financing activities                            21,275   (72,577)

  Effect of exchange rate changes on cash                 (1,523)      315

Cash and Cash Equivalents
  Increase (decrease)                                     12,691   (74,984)
  Beginning of period                                     30,028   111,235

  End of period                                         $ 42,719  $ 36,251

Cash paid during period
  Interest                                              $ 10,213  $ 14,234
  Income taxes                                            11,970    12,279

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         June 30, 1997



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

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an
Enterprise and Related Information". The Company is currently analyzing the impact of these standards.

Acquisitions

In February 1997, the Company purchased Enviro Care Compounds, a producer of halogen-free flame retardant plastic compounds based in Norway. In May 1997, the Company purchased the former Sadolin Masterbatch, a plastic color and additive concentrate business based in Denmark. Both acquisitions were accounted for using the purchase method of accounting. Had the acquisitions been made at the beginning of 1996, reported pro forma results of operations for the second quarter or first six months of 1997 and 1996 would not be materially different.

Net Income Per Share of Common Stock

Primary net income per share of common stock is computed by dividing net income applicable to common stock by the average number of shares outstanding during the period (45,334,290 in 1997 and 46,118,428 in 1996). Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans. The effect of assuming the exercise of stock options was not significant in 1997 and 1996.

The number of shares used to compute fully diluted net income per share is based on the number of shares used for primary net income per share increased by the common stock equivalents which would arise from the exercise of stock options and stock warrants. The average number of shares used in the computation was 46,769,041 in 1997 and 47,280,171 in 1996.

In February 1997, the FASB issued Statement No. 128 "Earnings Per
Share".   The  Company expects that the new standard will not
have an impact on previously reported earnings per share when adopted in the fourth quarter of 1997.

Long-term Debt

During the second quarter of 1997, the Company issued $50 million of Medium Term Notes under its Shelf Registration Statement filed with the Securities and Exchange Commission in 1996. The notes bear interest at rates from 7.07% to 7.16%, are due between 2006 and 2008 and pay interest semi-annually.

In 1996, the Company repurchased $102,310,000 principal amount of Senior Notes in the open market resulting in an extraordinary charge of $8,774,000 ($5,352,000 after tax).

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

      INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Net sales increased $18.0 million in the second quarter of 1997 and $48.2 million in the first six months of 1997 as compared with the 1996 periods. Sales in the processing segment increased by $9.0 million or 3.0% and $35.5 million or 6.3% for the second quarter and for the first six months of 1997 as compared to 1996. Acquisitions since 1996 contributed $8.6 million and $33.7 million to sales for the second quarter and first six months of 1997. Volume increases within the processing segment were offset by decreases in sales due to changes in pricing and product mix. Distribution sales increased by $15.8 million or 6.7% for the second quarter and by $24.6 or 5.4% for the six months ended June 30, 1997 as compared to the same periods in 1996. International volume increases drove revenue increases within this segment. Sales in both segments have been adversely impacted by the strengthening of the U.S. dollar. Overall, currency translation has reduced sales by 1%.

Gross margins were 19.1% in the second quarter of 1997 and 19.2% for the first six months of 1997 compared with 18.3% and 18.4%, respectively, for the comparable 1996 periods. Margins have been positively impacted by a 1% decrease in average raw material costs for the quarter versus the second quarter of 1996. Operating efficiencies implemented in the processing businesses have driven higher margins as well as increased volumes have led to improved absorption of fixed costs.

Selling, general and administrative expenses increased $6.4 million in the second quarter of 1997 and $14.4 million in the first six months of 1997 due in part to acquisitions made in 1996 and 1997. As a percentage of sales, selling, general and administrative costs were 12.2% in the second quarter of 1997 and 12.4% for the first six months of 1997 compared with 11.4% and
11.6% respectively, for the comparable 1996 periods. The increase in selling, general and administrative costs is attributable to acquisitions, general economic costs and the implementation of common business information systems.

Interest on debt increased by $.2 million in the second quarter of 1997 and decreased by $.7 million in the first six months of 1997. The Company repurchased $102.3 million of its Senior Notes in the first six months of 1996, resulting in an after-tax extraordinary charge of $5.4 million. Interest expense decreased for the six months due to the replacement of the Senior Notes with lower rate borrowings; however, increased debt levels associated with acquisitions have begun to offset the savings from lower rates during the second quarter.

Other net includes a gain of $3.3 million from the sale in February 1997 of the Company's remaining interest in the Iron Ore Company of Canada sales agency. Additionally, the Company recorded a $2.1 million provision for two plant closings and start-up cost for a new plant within its processing operations and a $1.0 million charge for the reengineering of its resin distribution business.

Liquidity and Sources of Capital

Operating activities provided $23.7 million of cash during the first six months of 1997 after providing for working capital requirements of $36.1 million. The Company used $30.8 million of cash for investing activities including $18.0 million for capital expenditures and $11.0 million for the purchase of new businesses. Financing activities provided $21.3 million primarily as a result of increases in debt offset by dividend payments of $9.4 million and cash used to repurchase shares of $8.2 million.

The Company has a credit agreement which provides commitments for borrowings up to $200 million through January 2002. The arrangement provides for interest rates to be determined at the time of borrowing based on a choice of formulas specified in the agreement. At June 30, 1997, there were no borrowings supported by this agreement.

During the second quarter, the Company issued $50.0 million of Medium Term Notes under its Shelf Registration Statement filed with the Securities and Exchange Commission in 1996. The notes bear interest at rates from 7.07% to 7.16%, are due between 2006 and 2008 and pay interest semi-annually.

The current ratio was 1.6:1 at June 30, 1997 compared with 1.5:1 at December 31, 1996. Debt to total capital was 30.9% at June
30, 1997 and 29.0% at December 31, 1996.

Environmental Matters

The Company is subject to various laws and regulations concerning environmental matters. The Company is committed to a long-term environmental protection program that reduces releases of hazardous materials into the environment as well as to the remediation of identified existing environmental concerns.

Claims have been made against the Company and certain subsidiaries for costs of environmental remediation measures taken or to be taken principally in connection with operations that have been sold or closed. These include the clean-up of Superfund sites and participation with other companies in the clean-up of hazardous waste disposal sites, several of which have been designated as Superfund sites. Reserves for such liabilities have been established and no insurance recoveries have been anticipated in the determination of reserves. In management's opinion, the aforementioned claims will be resolved without material adverse effect on the financial position or results of operations of the Company.

Other

Any forward-looking statements included in this quarterly report are based on current expectations. Any statements in this report that are not historical in nature are forward-looking statements. Actual results may differ materially depending on business conditions and growth in the plastics and rubber industries and general economy, foreign political and economic developments, fluctuations in exchange rates, availability and pricing of raw materials, changes in product mix, shifts in market demand, and changes in prevailing interest rates.

                            PART II



Item 6.   Exhibits and Reports of Form 8-K


   a) During the quarter ended June 30, 1997, the Registrant filed Current Report on Form 8-K dated June 24, 1997 updating the exhibit to its Registration Statement on Form S-3 (File No. 333-5763), which was declared effective November 8, 1996.



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



Date: August 1, 1997