Form 10-Q
period 1997-09-30
HANNA M A CO/DE
filed 1997-11-04
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C. 20549

                             FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED September 30, 1997


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


        Common Shares Outstanding, as of the close of the period
                   covered by this report 50,722,270.

       M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                             INDEX





                                                             PAGE

PART  I - FINANCIAL INFORMATION


     Item 1. Financial Statements.
               Consolidated Statements of Income -
                 Three Months and Nine Months ended
                   September 30, 1997 and 1996                 2

               Consolidated Balance Sheets -
                 September 30, 1997 and December 31, 1996      3

               Consolidated Statements of
                 Cash Flows - Nine Months Ended
                   September 30, 1997 and 1996                 4

               Notes to Consolidated Financial Statements    5-6

     Item 2. Management's Discussion and Analysis of
               Interim Financial Condition and Results
               of Operations.                                7-8


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                  9

                                     PART 1

                    M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                 Three Months Ended         Nine Months Ended
                                                    September 30              September 30
                                                  1997        1996          1997        1996
                                                 (Dollars in thousands except per share data)

Net Sales                                       $561,418    $531,928     $1,644,429  $1,566,727

Costs and Expenses
    Cost of goods sold                           457,511     436,151      1,333,025   1,280,899
    Selling, general and administrative           66,109      60,870        200,294     180,649
    Interest on debt                               5,976       4,351         16,507      15,582
    Amortization of intangibles                    3,348       3,585         10,500      10,660
    Other - net                                     (200)        558           (316)      1,628
                                                 532,744     505,515      1,560,010   1,489,418
Income Before Income Taxes
  and Extraordinary Charge                        28,674      26,413         84,419      77,309

    Income taxes                                  12,043      10,971         35,456      32,856
Income Before Extraordinary Charge                16,631      15,442         48,963      44,453
    Extraordinary Charge                               -           -              -      (5,352)
Net Income                                      $ 16,631    $ 15,442     $   48,963  $   39,101


Net Income per Share of Common Stock
      Primary
          Income before extraordinary charge    $    .37    $    .34     $     1.08  $      .96
          Extraordinary charge                         -           -             -         (.11)
          Net income                            $    .37    $    .34     $     1.08  $      .85

      Fully diluted
          Income before extraordinary charge    $    .36    $    .33     $     1.05  $      .94
          Extraordinary charge                         -           -             -         (.11)
          Net income                            $    .36    $    .33     $     1.05  $      .83


Dividends per common share                      $   .105    $   .100     $     .315  $     .297



        M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)
                                                                    September        December
                                                                    30, 1997         31, 1996
                                                                      (Dollars in thousands)
          Assets

Current Assets
    Cash and cash equivalents                                       $   33,696      $   30,028
    Receivables                                                        354,595         293,625
    Inventories:
        Finished products                                              153,403         134,655
        Raw materials and supplies                                      50,899          44,509
                                                                       204,302         179,164
    Prepaid expenses                                                    10,779           7,679
    Deferred income taxes                                               22,155          23,043
        Total current assets                                           625,527         533,539

Property, Plant and Equipment                                          484,609         452,668
    Less allowances for depreciation                                   219,846         198,261
                                                                       264,763         254,407
Other Assets
    Goodwill and other intangibles                                     416,660         355,538
    Investments and other assets                                        70,939          70,678
    Deferred income taxes                                               34,939          36,617
                                                                       522,538         462,833
                                                                    $1,412,828      $1,250,779

            Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable to banks                                          $    2,922      $    2,304
    Trade payables and accrued expenses                                373,085         348,608
    Current portion of long-term debt                                      446           1,027
        Total current liabilities                                      376,453         351,939

Other Liabilities                                                      177,006         182,852

Long-term Debt
    Senior notes                                                       124,960         124,960
    Medium-term notes                                                  100,000          20,000
    Other                                                              100,590          62,745
                                                                       325,550         207,705
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued -0- shares                                                    -               -
    Common stock, par value $1
        Authorized 100,000,000 shares
        Issued 65,619,821 shares at September 30, 1997 and
            65,261,907 shares at December 31, 1996                      65,620          65,262
    Capital surplus                                                    363,421         329,543
    Retained earnings                                                  452,045         417,228
    Associates ownership trust                                        (152,654)       (134,704)
    Cost of treasury stock (14,897,551 shares at September 30, 1997
        and 14,272,092 shares at December 31, 1996)                   (181,249)       (165,675)
    Minimum pension liability adjustment                                (5,018)         (5,018)
    Accumulated translation adjustment                                  (8,346)          1,647
                                                                       533,819         508,283
                                                                    $1,412,828      $1,250,779

                                             -3-

        M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30
                                                        1997           1996
                                                      (Dollars in thousands)

Cash Provided from (Used for) Operating Activities
    Net income                                       $ 48,963        $ 39,101
    Depreciation and amortization                      39,352          38,067
    Companies carried at equity:
        Income                                         (3,397)         (3,889)
        Dividends received                              4,367           4,541
    Changes in operating assets and liabilities:
        Receivables                                   (67,823)        (28,468)
        Inventories                                   (21,330)          6,423
        Prepaid expenses                               (3,313)         (1,613)
        Trade payables and accrued expenses            27,438          12,383
    Restructuring payments                             (4,996)        (10,801)
    Gain on sale of assets                             (3,250)              -
    Restructuring charges                               3,050               -
    Other                                               5,587           7,501
    Extraordinary charge                                    -           8,774
           Net operating activities                    24,648          72,019

Cash Provided from (Used for) Investing Activities
    Capital expenditures                              (29,827)        (24,529)
    Acquisitions of businesses, less cash acquired    (95,929)        (48,605)
    Acquisition payments                              (14,959)           (712)
    Sales of assets                                     6,361          11,820
    Other                                               8,222           6,805
           Net investing activities                  (126,132)        (55,221)

Cash Provided from (Used for) Financing Activities
    Cash dividends paid                               (14,146)        (13,552)
    Proceeds from the sale of common stock              3,608           7,466
    Purchase of shares for treasury                   (11,081)        (10,928)
    Increase in debt                                  206,199          81,996
    Reduction in debt                                 (77,192)       (155,154)
           Net financing activities                   107,388         (90,172)

    Effect of exchange rate changes on cash            (2,236)            306

Cash and Cash Equivalents
    Increase (decrease)                                 3,668         (73,068)
    Beginning of period                                30,028         111,235

    End of period                                    $ 33,696        $ 38,167

Cash paid during period
    Interest                                         $ 17,557        $ 21,546
    Income taxes                                       27,266          20,374

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       September 30, 1997



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in the opinion of the Company include all
adjustments   necessary  to  present  fairly   the   results   of
operations, financial position, and changes in cash flow in accordance with generally accepted accounting principles. Reference should be made to the footnotes included in the 1996 Annual Report.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company is analyzing the impact of these standards.

Acquisitions

In February 1997, the Company purchased Enviro Care Compounds, a producer of halogen-free flame retardant plastic compounds based in Norway; in May 1997, the Company purchased the former Sadolin Masterbatch, a plastic color and additive concentrate business based in Denmark; and in September 1997, the Company acquired the manufacturing business of Harwick Chemical Manufacturing Corporation. Newly acquired Harwick supplies chemical dispersions, specialty colorants and other specialty products for the rubber industry, and specialty color pigment dispersions and dry colorants for plastics. These acquisitions were accounted for using the purchase method of accounting. Had the acquisitions been made at the beginning of 1996, reported pro forma results of operations for the third quarter or first nine months of 1997 and 1996 would not be materially different.

On  November 3, 1997, the Company announced that it had formed  a joint  venture  alliance with Techmer PM  to  produce  color  and
additive  concentrates  for  the film  and  fiber  markets.   The
Company owns a 51% interest in the joint venture.

Net Income Per Share of Common Stock

Primary net income per share of common stock was computed by dividing net income applicable to common stock by the average number of shares outstanding. The average number of shares outstanding for the quarters ended September 30, 1997 and 1996 was 45,323,323 and 45,885,704, respectively. The average number of shares outstanding for the nine months ended September 30, 1997 and 1996 was 45,220,381 and 45,913,379, respectively. Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans. The effect of assuming the exercise of stock options was not significant in 1997 and 1996.

The number of shares used to compute fully diluted net income per share is based on the number of shares used for primary net income per share increased by the common stock equivalents which would arise from the exercise of stock options and stock
warrants.   The average number of shares used in the  computation
for the quarters ended September 30, 1997 and 1996 was 46,528,118 and 47,020,190, respectively. The average number of shares for the nine months ended September 30, 1997 and 1996 was 46,501,803 and 47,092,914, respectively.

In February 1997, the FASB issued Statement No. 128 "Earnings Per
Share". The Company expects that the new standard will not have an impact on previously reported earnings per share when adopted in the fourth quarter of 1997.


Long-term Debt

During the third quarter and first nine months of 1997, the Company issued $30 million and $80 million, respectively, of Medium Term Notes under its Shelf Registration Statement filed with the Securities and Exchange Commission in 1996. The notes bear interest at rates from 6.74% to 7.16%, are due between 2005 and 2008 and pay interest semi-annually.

In 1996, the Company repurchased $102,310,000 principal amount of Senior Notes in the open market resulting in an extraordinary charge of $8,774,000 ($5,352,000 after tax).

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF

      INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Net  sales increased $29.5 million in the third quarter  of  1997 and $77.7 million in the first nine months of 1997 as compared with the 1996 periods. Sales in the processing segment increased by $26.2 million or 9% and $61.6 million or 7.2% for the third quarter and for the first nine months of 1997 as compared to 1996. Acquisitions since 1996 contributed $13.9 million and $47.6 million to sales for the third quarter and first nine months of 1997. Volume increased by 11% and 6% within the processing businesses for the three and nine month periods ended September 30, 1997 as compared to the same periods in 1996. However, these increases were partially offset due to the strengthening of the U.S. dollar and unfavorable pricing and mix changes. Distribution sales increased by $9.7 million or 4.1% for the third quarter and by $34.4 or 4.9% for the nine months ended September 30, 1997 as compared to the same periods in 1996. International volume increases drove revenue increases within this segment which was also offset by adverse impacts of the strengthening dollar and pricing and mix changes. Overall, currency translation and pricing/mix changes have each adversely impacted sales by 2% in the third quarter and by 1% for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

Gross margins were 18.5% in the third quarter of 1997 and 18.9% for the first nine months of 1997 compared with 18.0% and 18.2%, respectively, for the comparable 1996 periods. Margins have been positively impacted by a decrease in average raw material costs for the quarter and the nine months ended September 30, 1997 versus the same periods in 1996. Operating efficiencies implemented in the processing businesses have driven higher margins and increased volumes have led to improved absorption of fixed costs.

Selling, general and administrative expenses increased $5.2 million in the third quarter of 1997 and $19.6 million in the first nine months of 1997. As a percentage of sales, selling, general and administrative costs were 11.8% in the third quarter of 1997 and 12.2% for the first nine months of 1997 compared with 11.4% and 11.5% respectively, for the comparable 1996 periods. The increase in selling, general and administrative costs is attributable to acquisitions, general economic cost increases and the implementation of common business information systems.

Interest on debt increased by $1.6 million in the third quarter of 1997 and increased by $.9 million in the first nine months of 1997. The Company repurchased $102.3 million of its Senior Notes in the first nine months of 1996, resulting in an after-tax extraordinary charge of $5.4 million. Interest incurred on increased borrowings associated with acquisitions and working capital requirements have offset savings generated from lower rates on the borrowings which replaced the Senior Notes in 1996.

Other net income includes a gain of $3.3 million from the sale in February 1997 of the Company's remaining interest in the Iron Ore Company of Canada sales agency. Additionally, the Company recorded a $2.1 million provision for two plant closings and start-up cost for a new plant within its processing operations and a $1.0 million charge for the reengineering of its resin distribution business in the first quarter of 1997.

Liquidity and Sources of Capital

Operating activities provided $24.6 million of cash during the first nine months of 1997 after providing for working capital requirements of $65.0 million. The Company used $126.1 million of cash for investing activities including $29.8 million for capital expenditures and $95.9 million for the purchase of new businesses. Financing activities provided $107.4 million primarily as a result of increases in debt offset by dividend payments of $14.1 million and cash used to repurchase shares of $11.1 million.

The Company has a credit agreement which provides commitments for borrowings up to $200 million through January 2002. The arrangement provides for interest rates to be determined at the time of borrowing based on a choice of formulas specified in the agreement. At September 30, 1997, there were no borrowings supported by this agreement.

During the third quarter and first nine months of 1997, the Company issued $30 million and $80 million, respectively, of Medium-Term Notes under its Shelf Registration Statement filed with the Securities and Exchange Commission in 1996. The notes bear interest at rates from 6.74% to 7.16%, are due between 2005 and 2008 and pay interest semi-annually.

The current ratio was 1.7:1 at September 30, 1997 compared with 1.5:1 at December 31, 1996. Debt to total capital was 37.9% at September 30, 1997 and 29.0% at December 31, 1996.

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

                            PART II



Item 6.   Exhibits and Reports on Form 8-K


      a) Exhibit 12.1 - Computation of Ratio of Earnings to Fixed Charges (revised to reflect the Company results as of September 30, 1997).

      b) During the quarter ended September 30, 1997, the Registrant filed Current Report on Form 8-K dated September 19, 1997 updating the exhibit to its Registration Statement on Form S-3 (File No. 333-5763), which was declared effective November 8, 1996.



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



Date: November 4, 1997