Form 10-K405
period 1997-12-31
HANNA M A CO/DE
filed 1998-03-19
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.    20549


                            FORM 10-K


        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


Fiscal year ended December 31, 1997  Commission file number 1-5222


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.                                      YES  X      NO___

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       [ X ]

       Aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of February 13, 1998:
$1,142,373,047.

       Common  Shares  outstanding  as  of  February  13,   1998:
50,352,531.





               DOCUMENTS INCORPORATED BY REFERENCE



      Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (1) Registrant's definitive proxy statement distributed to stockholders dated March 16, 1998, filed with the Commission pursuant to Regulation 14A and incorporated by reference into Parts I and III of this Form 10-K; and (2) Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1997, incorporated by reference into Parts I and II of this Form 10-K. With the exception of the information specifically incorporated by reference, neither the Registrant's proxy statement nor the 1997 Annual Report to stockholders is deemed to be filed as part of this Form 10-K.


      Except as otherwise stated, the information contained in this report is given as of December 31, 1997, the end of the Registrant's last fiscal year.


                             PART I


ITEM 1.   BUSINESS


(a)       Acquisitions and Dispositions

                In February 1997, the Registrant announced the construction of a manufacturing plant to produce color and additive concentrates in the Pu Dong district of Shanghai, China. The new plant will operate as Hanna Wilson Polymer (Shanghai) Limited, a wholly-owned subsidiary of the Registrant. Previously the Registrant also had announced an agreement for the formation of Hanna Su Xing Plastics Compounding (Suzhou) Co., Ltd., a joint venture to produce plastics compounds in Suzhou, China, which is about 60 miles from the color facility in the Pu Dong district.


                In February 1997, the Registrant announced the sale of its 50 percent interest in IOC Ore Sales Company, a partnership that serves as sales agent for the Iron Ore Company of Canada ("IOC"). In the fourth quarter of 1997, the Registrant also sold its 50 percent interest in Hollinger-Hanna Limited, the holder of a royalty paid by IOC.


                In  April  1997,  the  Registrant  announced  the
          acquisition of Enviro Care Compounds (ECC) of Norway, which produces halogen-free flame-retardant plastic compounds for the wire and cable market. It also announced it had acquired from Borealis A/S of Denmark the right to manufacture a line of plastic compounds for insulation and jacketing applications in telecommunications.


                 In May 1997, the Registrant announced the acquisition of the former Sadolin Masterbatch plastic color and additive business from Akzo Nobel Inks A/S. Included in the acquisition was a Glostrup, Denmark manufacturing facility, which the Registrant continues to operate.


                In August 1997, the Registrant announced it would
          acquire the manufacturing business of Harwick Chemical Corporation. The company supplies specialty colorants and other specialty products for the rubber industry, and specialty color pigment dispersions and dry colorants for plastics, from plants in Akron, Ohio and Wynne, Arkansas.


                In November 1997, the Registrant announced the formation of a joint venture with Techmer PM to produce color and additive concentrates principally for the film and fiber markets. Doing business as Techmer PM, LLC, a limited liability company in which Registrant has a 51% interest, the company is headquartered in Clinton, Tennessee and has manufacturing plants in Clinton, Tennessee, Buford, Georgia and Rancho Dominguez, California.


                In February 1998, the Registrant announced the completion of its previously announced acquisition of Melos Carl Bosch GmbH & Co., a German rubber and plastic compounder. With a plant in Melle, Germany, the company produces rubber and thermoplastic elastomer compounds for the wire and cable, sport and recreation and automotive markets.


                In March 1998, the Registrant announced that it had acquired Exxon Chemical's business in halogen-free, flame retardant plastic compounds for the wire and cable industry. Exxon's sales of these flame retardant compounds totalled about $5 million in 1997.


(b) See the financial information regarding the Registrant's business segments set forth at pages 30 through 31 of the Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1997, which information is incorporated herein by this reference.


(c)
      (1) (i)

          Formulated Polymers


               (a)  Processing


                 The Registrant, through its custom plastic compounding businesses, Th. Bergmann, Compounding Technology, DH Compounding Company, Enviro Care Compounds, M.A. Hanna Engineered Materials, MACH-1 and Southwest Chemical Services business units, engages in the custom compounding of plastic materials to the specifications of manufacturers of molded plastic products for customers located throughout North America, Europe and Asia. Through its rubber compounding and additives businesses, M.A. Hanna
          Rubber Compounding, Melos Carl Bosch and Harwick Chemical Manufacturing, Registrant engages in the
          custom   compounding  of  rubber   materials   to   the
          specifications of manufacturers of rubber products throughout North America and Europe and the manufacture of additives for the rubber industry worldwide.


                Through its custom formulated color and additives businesses, M.A. Hanna Color, Hanna Polimeros, Victor International Plastics, Wilson Color, Hanna Wilson Polymer (Shanghai) Limited and Techmer PM, LLC, the Registrant manufactures custom formulated colorants in the form of color concentrates, liquid dispersions, dry colorants, and additives for customers in the plastics industry throughout North America, Europe, South America and Asia. M.A. Hanna Color also produces specialty colorants and additives for the automobile, vinyl building products and textile industries and M.A. Hanna Color, Wilson Color and Hanna Wilson Polymer (Shanghai) Limited also produce specialty colorants and additives for the wire and cable industry worldwide.


               (b)  Distribution


                Through its M.A. Hanna Resin Distribution and Hanna de Mexico business units, the Registrant distributes thermoplastic and thermoset resins and fiberglass materials in North America for major resin producers.


                 Through  its  Cadillac  Plastic  business  unit,
          Registrant engages in the worldwide distribution of engineered plastic sheet, rod, tube, and film products to industrial and retail customers as well as cutting and machining plastic products to customers' specifications and thermoforming plastic into products such as skylights and signs.


               (c)  Other


                Through its Diversified Polymer Products business unit, Registrant manufactures molded sponge automotive parts for customers located throughout the United
          States and Canada.


(1) (iii)       In  Registrant's  plastic and rubber  compounding
          businesses, the primary raw materials required are natural and synthetic rubbers, resins, and chemicals, all of which are available in adequate supply. The primary raw materials required by Registrant's color businesses are resins, chemicals, and organic and inorganic pigments, all of which are available in adequate supply.


(1) (iv)        Registrant's business units own numerous  patents
          and trademarks, which are important in that they protect the Registrant's corresponding inventions and product names against infringement by others and thereby enhance Registrant's position in the marketplace. The patents vary in duration from 1 year to 20 years, and the trademarks have an indefinite life which is based upon continued use.


(1) (x)         The  custom  compounding of  plastic  and  rubber
          materials and the manufacture of rubber additives are highly competitive, with product quality, price and service to customers being principal factors affecting competition. Registrant believes it is the largest independent custom compounder of rubber and a leading independent compounder of plastics in North America and Europe.


                The manufacture of custom-formulated color and additive concentrates for the plastics industry is highly competitive, with product quality, price and service to customers being principal factors affecting competition. Registrant believes it is one of the leading producers of custom formulated color and additive concentrates in the United States and Europe.


                The manufacture of molded sponge automotive parts is highly competitive, with quality, price and service to customers being principal factors affecting competition. Information generally available indicates that Registrant is among the leading suppliers of such parts in the United States.


                The distribution and fabrication of engineered plastic sheet, rod, tube, film products, and polymer resins is highly competitive, with product quality, price and service to customers being principal factors affecting competition. Registrant believes it is one of the leading distributors of engineered shapes in the world and one of the leading distributors of plastic resins in North America.


(1) (xii)       At  each  of  its operations the Registrant,  its
          subsidiaries, and associated companies are governed by laws and regulations designed to protect the environment, and in this connection Registrant has adopted a corporate policy which directs compliance with the various requirements of these laws and regulations. The Registrant believes that it, its subsidiaries and associated companies are in substantial compliance with all such laws and regulations, although it recognizes that these laws and regulations are constantly changing.


                There are presently no material estimated capital expenditures for further environmental control facilities projected by the Registrant, its subsidiaries and associated companies for any of its operations.


(1) (xiii)           Registrant  employs  7,016  persons  at  its
          consolidated operations (6,068 in 1996).


(d) (1)           See    information    regarding    Registrant's
          international operations at page 31 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1997, which page is incorporated herein by this reference.


      (2) The international operations owned directly by Registrant and in which the Registrant and its subsidiaries have equity interests, may be affected from time to time by foreign political and economic developments, laws and regulations, increases or decreases in costs in such countries and changes in the relative values of the various currencies involved.




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

     In addition, Registrant's Cadillac Plastic, M.A. Hanna Resin Distribution and Hanna de Mexico business units lease floor space at various locations within North America. They are used for sales offices, for the distribution of Registrant's products, for fabrication, and for warehousing. These are short-term leases.

      Registrant's Cadillac Plastic business unit also leases space in various locations outside the United States, including Australia, Belgium, Canada, France, Germany, Hong Kong, Korea, Malaysia, Mexico, Netherlands, New Zealand, Singapore, Spain, Sweden, Taiwan and Vietnam.




     Location           Facility       Owned/Leased  Approximate
                                                     Size  (sq.
                                                        ft.)


Burton,            M.A.  Hanna  Rubber     Owned         160,000
  Ohio             Compounding


Macedonia,         MACH-1 Compounding      Owned          87,000
  Ohio


Tillsonburg,       M.A.  Hanna  Rubber     Owned          60,000
  Ontario          Compounding


Jonesboro,         M.A.  Hanna  Rubber     Owned          69,000
  Tennessee        Compounding


DeForest,          M.A.  Hanna  Rubber     Owned         130,000
  Wisconsin        Compounding


Santa Fe Springs,  M.A.  Hanna  Rubber    Leased          13,231
  California       Compounding             1998


Chicago,           M.A. Hanna Rubber      Leased          31,000
  Illinois                                 2001


Kennedale,         M.A. Hanna Rubber       Owned          80,000
  Texas


Broadview Heights, M.A. Hanna Color        Owned          61,000
  Ohio


Phoenix,           M.A. Hanna Color        Owned          20,500
  Arizona


Vonore,             M.A. Hanna Color       Owned           47,000
  Tennessee


North Kansas City,  M.A. Hanna Color       Leased          44,000
  Missouri                                  1998


San Fernando,       M.A. Hanna Color       Leased          45,000
  California                                1998


Vancouver,          M.A. Hanna Color       Leased          35,000
  Washington                                2002


Troy,               Cadillac Plastic       Leased          34,655
  Michigan          (headquarters and       2007
                    call center)



Coppell,            Cadillac Plastic       Leased         101,016
  Texas             (area distribution      2006
                    and call center)


Naperville,         Cadillac Plastic       Leased          88,910
  Illinois          (area distribution      2007
                    center)


Austell,            Cadillac Plastic       Leased          88,500
  Georgia           (area distribution      2008
                    center)


Fresno,             Cadillac Plastic       Leased          50,960
  California        (area distribution      2007
                    center)


Middletown,         Cadillac Plastic       Leased          61,620
  Pennsylvania      (area distribution      2008
                    center)


Lemont,             M.A.  Hanna  Resin     Leased         103,000
  Illinois          Distribution            2008
                    (headquarters)


Seattle,            M.A. Hanna Resin       Leased          44,520
  Washington        Distribution            2005


Kingstree,          M.A.  Hanna Rubber     Owned          156,174
  South Carolina    Compounding    and
                    Southwest Chemical
                    Services


Dyersburg,          M.A.         Hanna     Owned          862,399
  Tennessee         Engineered
                    Materials,    M.A.
                    Hanna       Rubber
                    Compounding    and
                    Diversified
                    Polymer Products


Bethlehem,          M.A. Hanna             Leased
   Pennsylvania     Engineered              2004           82,000
                    Materials               1999           25,400


Norcross            M.A.         Hanna     Leased          27,814
  Georgia           Engineered              2002
                    Materials
                    (headquarters  and
                    technical center)


Suwanee,            M.A. Hanna Color       Owned           20,000
  Georgia           (headquarters)


Suwanee,            M.A. Hanna Color       Owned           44,022
  Georgia           (technical center)


Somerset,           M.A. Hanna Color       Owned           44,300
  New Jersey


Florence,           M.A. Hanna Color       Owned           30,000
  Kentucky


Eagan,              M.A.  Hanna  Color     Leased          51,600
  Minnesota         and          Resin      2002
                    Distribution


Gastonia,           M.A. Hanna Color       Owned           43,992
  North Carolina


Elk Grove Village,  M.A. Hanna color       Owned           51,870
  Illinois


St. Peters,         M.A. Hanna Color       Owned           32,480
  Missouri


Fort Worth,         M.A. Hanna Color       Owned           75,080
  Texas


Norwalk,            M.A. Hanna Color       Owned           94,000
  Ohio


Carolina,           M.A. Hanna Color       Leased          12,600
  Puerto Rico                               1999


Bethlehem,          M.A. Hanna Color       Owned           58,672
  Pennsylvania


Milford,            M.A. Hanna Color       Leased          20,600
  New Hampshire                             2001


LaPorte,            Southwest Chemical     Owned          200,000
  Texas             Services


Ayer,               M.A. Hanna Resin       Leased          53,250
  Massachusetts     Distribution            2002


Houston,            M.A. Hanna             Leased
  Texas             Engineered              2002           88,000
                    Materials               2002           44,120


Statesville,        M.A.  Hanna  Resin     Leased          48,240
  North Carolina    Distribution            2002


Corona,             Compounding            Leased          32,000
  California        Technology, Inc.        2001


Clinton,            Techmer PM, LLC        Owned          151,000
  Tennessee


Rancho Dominguez,   Techmer PM, LLC        Leased         119,000
  California                                1999


Gainesville,        Techmer PM, LLC        Leased          36,374
  Georgia                                   2005


Wynne,              Harwick Chemical       Owned          119,000
  Arkansas          Manufacturing
                    Corporation


Toluca,             Hanna Polimeros        Owned           22,000
  Mexico


Assesse,            Wilson Color           Owned          120,976
  Belgium


Tossiat,            Wilson Color           Owned           87,188
  France


Bendorf,            Wilson Color           Owned           72,086
  Germany


Angered,            Wilson Color           Owned           22,259
  Sweden


Saint Ouen,(Paris)  Wilson Color           Owned           46,285
France


Coventry,           Victor                 Leased          52,750
  England           International           2000


Manchester,         Victor                 Owned           58,890
  England           International


Gaggenau,           Th. Bergmann           Owned          241,114
  Germany


Barbastro,          Polibasa               Owned           71,042
  Spain             (Bergmann)


Jurong,             Compounding            Leased          43,000
  Singapore         Technology,             1999
                    Pte. Ltd.


Saint Etienne,      Compounding            Owned           35,000
  France            Technology   Euro,
                    S.A.


Pu Dong             Hanna Wilson           Owned           30,400
(Shanghai),         Polymer
  China


Glostrup,           Wilson Color           Owned            7,545
  Denmark


Melle,              Melos Carl Bosch       Owned           69,225
  Germany




      Registrant's combined annual plastic and rubber compounding capacity and colorant manufacturing capacity, based on the estimated design capacities of Registrant's plants, amounts to approximately 766 million pounds of compounded rubber products, 962 million pounds of compounded plastic products and approximately 311 million pounds of colorants. A variation in the mix of products produced at a given plant results in a corresponding increase or decrease in the quantity of products that can be produced at full capacity. Beyond these estimated capacities for Registrant's rubber and plastic compounding and colorant manufacturing properties, there are no comparative measurement units of production capacity that reasonably can be ascribed to Registrant's other properties in the processing segment.

      Registrant's  50 percent-owned partnership, DH  Compounding
Company, owns and operates an engineering plastics compounding plant in Clinton, Tennessee. The 150,000 square foot plant has an annual design capacity of 110 million pounds.


ITEM 3.   LEGAL PROCEEDINGS

      Registrant, directly and indirectly through a wholly-owned subsidiary, is obligated for costs of environmental remediation measures taken and to be taken in connection with certain operations that have been sold or discontinued. These include the clean-up of a Superfund site and participation with other companies in the clean-up of hazardous waste disposal sites, several of which have been closed. Registrant has established reserves for these anticipated liabilities for environmental remediation, which do not reflect potential insurance recoveries and which management believes are adequate to cover Registrant's ultimate exposure. Registrant believes that these liabilities will not have a material adverse effect on the Registrant's results of operations, financial position or cash flows.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


_______   EXECUTIVE OFFICERS OF THE REGISTRANT



      The following table lists information as of March 1, 1998, as to each executive officer of the Registrant, including his position with the Registrant as of that date and other positions held by him during at least the past five years:


D. J. McGregor                 Chairman    and   Chief    Executive
  Age - 57                     Officer,  July  1,  1997  to   date.
                               President    and   Chief   Operating
                               Officer,  May  1989 to December  31,
                               1996.  President and Chief Executive
                               Officer January 1, 1997 to June  30,
                               1997.


L. L. Beach                    Vice   President,  Human  Resources,
  Age - 53                     April 1995 to date.  Vice President,
                               Human   Resources  of  Kraft   Foods
                               International   (manufacturer    and
                               distributor  of  consumer  products)
                               1991 to April 1995.


K. J. Darragh                  Senior  Vice  President, Operations,
  Age - 49                     May  1997  to  date.   President   -
                               Cadillac Plastic, February  1995  to
                               May  1997. Vice President Operations
                               - Cadillac Plastic, February 1991 to
                               January 1995.


M. S. Duffey                   Vice  President and Chief  Financial
  Age - 43                     Officer,  August 1996 to date.  Vice
                               President  and  Treasurer,  Outboard
                               Marine Corporation (manufacturer  of
                               recreational   boats   and    marine
                               engines),  1986-1992; Vice President
                               and Treasurer, Foote, Cone & Belding
                               Communications,  Inc.   (advertising
                               agency) 1992 - July 1994.  Treasurer
                               of the Registrant, July 1994 - April
                               1995;    Vice    President,    Chief
                               Financial  Officer and Treasurer  of
                               Registrant,  April  1995  to  August
                               1996.



J. R. Gwinnell                 Vice    President    Strategy    and
  Age 42                       Development,  February  4,  1998  to
                               date.   Senior  Engagement  Manager,
                               McKinsey  & Company, Inc.,  1989  to
                               1996.   Vice  President,   Strategy,
                               Westinghouse  Electric  Corporation,
                               1996 to February 1998.



G. W. Henry                    Senior Vice President, International
  Age - 52                     Operations, May 1997 to  date.  Vice
                               President - Operations, 1992 - 1994;
                               Vice     President,    International
                               Operations, 1994 - May 1997.



J. S. Pyke, Jr.                Vice President, General Counsel  and
  Age - 59                     Secretary, 1979 to date.



D. R. Schrank                  Senior  Vice  President, Operations,
  Age - 49                     May   1997  to  date.  Senior   Vice
                               President    and   Chief   Financial
                               Officer,    Sealy,   Inc.   (bedding
                               manufacturer)  1989   to   September
                               1993.    Vice  President  and  Chief
                               Financial Officer of the Registrant,
                               September  1993 - April  1995;  Vice
                               President,  North American  Plastics
                               Operations, April 1995 to May 1997.



C. R. Sachs                    Treasurer,  August  1996  to   date.
  Age - 45                     Treasurer      Outboard       Marine
                               Corporation     (manufacturer     of
                               recreational   boats   and    marine
                               engines) 1992-1996.



T. E. Lindsey                  Controller, July 1990 to date.
  Age - 47


                             PART II



ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS


          See the tables regarding Registrant's stock price data at page 36 and Shareholder Information at the bottom of page 37 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1997, which tables and information are incorporated herein by this reference.


ITEM 6.   SELECTED FINANCIAL DATA


          See Selected Financial Data at page 37 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1997, which Selected Financial Data is incorporated herein by this reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


          See pages 38 through 39 of Registrant's Annual Report distributed to stockholders for the fiscal year ended
          December 31, 1997, which pages are incorporated herein by this reference.


ITEM 7.A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISK.


          Not applicable.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          See  pages  23  through 36 and page 40 of  Registrant's
          Annual Report distributed to stockholders for the fiscal year ended December 31, 1997, which pages are incorporated herein by this reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


          Directors


          See the table listing nominees for directors on page 2 of Registrant's definitive proxy statement distributed to stockholders dated March 16, 1998, filed with the Commission pursuant to Regulation 14A, which table is incorporated herein by this reference.


          Executive Officers


          See the item captioned "Executive Officers of the Registrant" in Part I of this Form 10-K, which item is incorporated herein by this reference.


          Section 16(a) Beneficial Ownership Reporting Compliance


          See the paragraph bearing the foregoing caption on page 5 of Registrant's definitive proxy statement distributed to stockholders dated March 16, 1998, filed with the Commission pursuant to Regulation 14A, which paragraph is incorporated herein by this reference.

ITEM 11.  EXECUTIVE COMPENSATION


          See the section captioned "Executive Compensation" at pages 5 through 13 of Registrant's definitive proxy statement distributed to stockholders dated March 16, 1998, filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a)       Security Ownership of Certain Beneficial Owners:

          See the section captioned "Holdings of Shares of the Company's Common Stock" at page 5 of Registrant's definitive proxy statement distributed to stockholders dated March 16, 1998 filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.

(b)       Security Ownership by Management:

          See the table, and footnotes thereto, regarding beneficial ownership of the Registrant's Common Stock by management, at page 3 of Registrant's definitive proxy statement distributed to stockholders dated March 16, 1998 filed with the Commission pursuant to Regulation 14A, which table and footnotes are incorporated herein by this reference.


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

          (i)  Exhibits filed pursuant to Regulation S-K (Item
               601):

(3)  Articles of Incorporation and By-laws.

     (a) Registrant's Articles of Incorporation (as amended and restated as of May 1, 1996, and currently in effect), filed as Exhibit 3(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated herein by this reference.

     (b)  Registrant's by-laws (as adopted as of November 5, 1997
     and  currently  in  effect),  filed  as  Exhibit  3(ii)   to
     Registrant's  Current Report on Form 8-K dated November  10,
     1997, and incorporated herein by this reference.


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


 (10)     Material Contracts:



     *(a) 1988 Long-Term Incentive Plan, and forms of Grants of Stock Options, Grants of Appreciation Rights and Grants of Long-Term Incentive Units thereunder, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by this reference. Also forms of 1989 Stock Option Agreement, 1989 Grant of Appreciation Rights and 1989 Grant of Long-Term Incentive Units, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by this reference. Also 1990 Amendment to the Plan, filed as Exhibit 10(e) to Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by this reference and forms of 1990 Stock Option Agreement, 1990 Grant of Appreciation Rights and 1990 Grant of Long-Term Incentive Units, filed as
     Exhibit 10(e) to Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by this reference. Also 1991 Amendment to the Plan, filed as
     Exhibit 10(f) to Registrant's Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by this reference. Also 1994 Amendment to the Plan, filed as Exhibit A to Registrant's definitive proxy statement distributed to stockholders dated March 17, 1994 and incorporated herein by this reference. Also forms of Stock Option Agreement, Performance Share Award Agreement and Restricted Stock
     Agreement entered into by all participants in the Plan, filed herewith.

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



     *(e) Description of Directors' compensation and retirement benefit, set forth in the section captioned "Directors' Compensation" on page 14 of Registrant's definitive proxy statement dated March 16, 1998, as distributed to stockholders and filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.



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


(13) Registrant's Annual Report as distributed to stockholders for the fiscal year ended December 31, 1997, filed herewith.


(21) Subsidiaries of the Registrant, filed herewith.


(23) Consent of Independent Accountants, filed herewith.


(24) Powers of Attorney of certain Directors of Registrant, filed herewith.


(27) Financial Data Schedule, filed herewith.


     (ii) Other exhibits:


            Financial statements (and consent of independent accountants) pursuant to Form 11-K and Rule 15D-21 for the year ended December 31, 1997, for the Capital Accumulation Plan for Salaried Employees of M. A. Hanna Company and Associated Companies, and for stock purchase/savings plans of Registrant's subsidiaries and divisions will be filed as exhibits to the Form 10-K under a Form 10-K/A amendment not later than June 29, 1998.

(b) Since September 30, 1997, Registrant has filed two reports on Form 8-K, one filed on November 10, 1997 filing the Registrant's by-laws as adopted as of November 5, 1997 and one filed on February 19, 1998 filing a revised Exhibit 12.1 (Computation of Ratio of Earnings to Fixed Charges) to Registration Statement #333-5763.

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


                                   M. A. HANNA COMPANY
                                        (Registrant)



Date:     March 19, 1998      By   /s/J. S. Pyke, Jr.
                                  J. S. Pyke, Jr.
                                  Vice President, General Counsel
                                  and Secretary


     Pursuant to the requirements of the Securities and Exchange
     Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:     March 19, 1998     By   /s/D. J. McGregor
                                  D. J. McGregor
                                  Chairman and Chief
                                  Executive Officer (Principal
                                  Executive Officer) and
                                  Director




Date:     March 19, 1998     By   /s/M. S. Duffey
                                  M. S. Duffey
                                  Vice President and Chief
                                  Financial Officer
                                  (Principal Financial Officer)



Date:     March 19, 1998     By   /s/T. E. Lindsey
                                  T. E. Lindsey
                                  Controller
                                  (Principal Accounting Officer)










                                   B. C. Ames, Director


                                   C. A. Cartwright, Director


                                   W. R. Embry, Director


                                   J. T. Eyton, Director


By   /s/T. E. Lindsey              G. D. Harnett, Director
     T. E. Lindsey
     Attorney-In Fact
                                   G. D. Kirkham, Director

Date: March 19, 1998
                                   D. B. Lewis, Director


                                   M. L. Mann, Director


                                   R. W. Pogue, Director


                                   M. D. Walker, Director





                          FORM 10-K

                    ITEM 14(a)(1) and (2)

             FINANCIAL STATEMENTS AND SCHEDULES

                     M.A. HANNA COMPANY



The following consolidated financial statements of the Registrant and its consolidated subsidiaries, included in the annual report of the Registrant to its stockholders for the year ended December 31, 1997, are incorporated herein by reference in Item 8:

     Summary of accounting policies
     Consolidated balance sheets - December 31, 1997 and 1996
     Consolidated statements of income, stockholders' equity and cash flows - years ended December 31, 1997, 1996 and 1995 Notes to financial statements

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














                             F-1





            Report of Independent Accountants on
                Financial Statement Schedule



To the Board of Directors of M.A. Hanna Company

Our audits of the consolidated financial statements referred to in our report dated January 28, 1998 appearing in the 1997 Annual Report to Stockholders of M.A. Hanna Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-
K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/  Price Waterhouse LLP
Cleveland, Ohio
January 28, 1998




                       F-2







SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES


               COL. A                               COL. B                        COL. C
                                                                                 ADDITIONS
                                                                         (1)               (2)
                                             Balance at Beginning  Charged to Costs   Charged to Other
             DESCRIPTION                           of Period         and Expenses    Accounts - Describe

Year ended December 31, 1997:
    Deducted from asset accounts:
        Allowance for doubtful accounts           $ 7,572,000        $4,073,000         $  84,000 (a)

Year ended December 31, 1996:
    Deducted from asset accounts:
        Allowance for doubtful accounts           $11,034,000        $3,362,000         $934,000 (a)

Year ended December 31, 1995:
    Deducted from asset accounts:
        Allowance for doubtful accounts           $11,346,000        $2,480,000



               COL. A                                COL. D               COL. E


                                                                      Balance at End
             DESCRIPTION                      Deductions - Describe      of Period

Year ended December 31, 1997:
    Deducted from asset accounts:
        Allowance for doubtful accounts         $3,080,000 (b)         $ 8,649,000

Year ended December 31, 1996:
    Deducted from asset accounts:
        Allowance for doubtful accounts         $7,758,000 (b)         $ 7,572,000

Year ended December 31, 1995:
    Deducted from asset accounts:
        Allowance for doubtful accounts         $2,792,000 (b)         $11,034,000




(a)  Reserves of companies acquired.
(b)  Uncollectible amounts written off.





                                           F-3