Form 10-Q
period 1998-03-31
HANNA M A CO/DE
filed 1998-05-11
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C. 20549

                             FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED March 31, 1998


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


           Common Shares Outstanding, as of the close of the period covered by this report 50,079,559.



           M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                                 INDEX





                                                                  PAGE

PART  I - FINANCIAL INFORMATION


     Item 1. Financial Statements.
               Consolidated Statements of Income -
                 Three Months ended March 31, 1998 and 1997        2

               Consolidated Balance Sheets -
                March 31, 1998 and December 31, 1997               3

               Consolidated Statements of
                 Cash Flows - Three Months Ended
                   March 31, 1998 and 1997                         4

               Notes to Consolidated Financial Statements        5-6

     Item 2. Management's Discussion and Analysis of
               Interim Financial Condition and Results
               of Operations.                                    7-8


PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders   9

     Item 6. Exhibits and Reports on Form 8-K                      9





        M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)



                                                FIRST QUARTER
                                               1998      1997
                                            (Dollars in thousands
                                            except per share data)

Net Sales                                     $591,501  $527,629

Costs and Expenses
    Cost of goods sold                         477,272   426,152
    Selling, general and administrative         74,864    66,331
    Interest on debt                             8,272     5,132
    Amortization of intangibles                  4,057     3,588
    Other - net                                  1,141       171
                                               565,606   501,374

Income Before Income Taxes                      25,895    26,255

    Income taxes                                10,488    11,027

Net Income                                    $ 15,407  $ 15,228


Net Income per Share
      Basic                                   $    .34  $    .34

      Diluted                                 $    .34  $    .33

Dividends per common share                    $  .1125  $  .1050





            M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                                                    March    December
                                                                  31, 1998   31, 1997
                                                                (Dollars in thousands)
          Assets
Current Assets
    Cash and cash equivalents                                    $   44,772  $   41,430
    Receivables                                                     367,584     332,347
    Inventories:
        Finished products                                           173,656     161,731
        Raw materials and supplies                                   66,605      65,430
                                                                    240,261     227,161
    Prepaid expenses                                                 10,697      10,976
    Deferred income taxes                                            28,610      31,005
        Total current assets                                        691,924     642,919

Property, Plant and Equipment                                       538,163     523,269
    Less allowances for depreciation                                243,504     234,956
                                                                    294,659     288,313
Other Assets
    Goodwill and other intangibles                                  469,643     420,696
    Investments and other assets                                     90,721      87,608
    Deferred income taxes                                            30,697      29,469
                                                                    591,061     537,773
                                                                 $1,577,644  $1,469,005

            Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable to banks                                       $    4,688  $    2,919
    Trade payables and accrued expenses                             399,299     393,925
    Current portion of long-term debt                                   714       2,149
        Total current liabilities                                   404,701     398,993

Other Liabilities                                                   209,686     205,480

Long-term Debt
    Senior notes                                                    124,960     124,960
    Medium-term notes                                               160,000     120,000
    Other                                                           133,695      80,267
                                                                    418,655     325,227
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued -0- shares                                                 -          -
    Common stock, par value $1
        Authorized 50,000,000 shares
        Issued 65,875,056 shares at March  31, 1998 and
            65,749,570 shares at December 31, 1997                   65,875      65,750
    Capital surplus                                                 354,924     358,145
    Retained earnings                                               473,027     462,653
    Associates ownership trust                                     (134,061)   (144,213)
    Cost of treasury stock (15,795,497 shares at March 31, 1998
        and 15,272,602 shares at December 31, 1997)                (202,231)   (191,066)
    Accumulated translation adjustment                              (12,932)    (11,964)
                                                                    544,602     539,305
                                                                 $1,577,644  $1,469,005
</END TABLE>
                                  -3-






        M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                          THREE MONTHS ENDED
                                                                MARCH 31
                                                             1998      1997
                                                        (Dollars in thousands)

Cash Provided from (Used for) Operating Activities
    Net income                                           $ 15,407   $ 15,228
    Depreciation and amortization                          14,393     13,273
    Companies carried at equity:
        Income                                               (891)      (967)
        Dividends received                                    500      1,401
    Changes in operating assets and liabilities:
        Receivables                                       (32,190)   (30,051)
        Inventories                                       (10,730)    (6,361)
        Prepaid expenses                                      242     (1,146)
        Trade payables and accrued expenses                 9,067      4,030
    Restructuring payments                                   (656)    (1,654)
    Gain on sale of assets                                      -     (3,250)
    Restructuring charges                                       -      3,050
    Other                                                   4,104      2,086
           Net operating activities                          (754)    (4,361)

Cash Provided from (Used for) Investing Activities
    Capital expenditures                                  (15,937)    (8,449)
    Acquisitions of businesses, less cash acquired        (59,114)    (6,280)
    Acquisition payments                                     (207)   (12,896)
    Sales of assets                                             -      6,361
    Other                                                   1,306      5,130
           Net investing activities                       (73,952)   (16,134)

Cash Provided from (Used for) Financing Activities
    Cash dividends paid                                    (5,032)    (4,699)
    Proceeds from the sale of common stock                  1,498      1,379
    Purchase of shares for treasury                        (6,113)    (7,928)
    Increase in debt                                       94,397     43,500
    Reduction in debt                                      (6,185)    (1,215)
           Net financing activities                        78,565     31,037

    Effect of exchange rate changes on cash                  (517)    (1,094)

Cash and Cash Equivalents
    Increase (decrease)                                     3,342      9,448
    Beginning of period                                    41,430     30,028

    End of period                                        $ 44,772   $ 39,476

Cash paid during period
    Interest                                             $  8,688   $  7,605
    Income taxes                                            2,385      1,929

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         March 31, 1998



Basis of Presentation

The   accompanying  unaudited  condensed  consolidated  financial statements have been prepared in accordance with the instructions to  Form  10-Q  and  in  the opinion of the Company  include  all
adjustments   necessary  to  present  fairly   the   results   of
operations,  financial  position,  and  changes  in  cash   flow.
Reference  should be made to the footnotes included in  the  1997
Annual Report.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

Acquisitions

In  February 1998, the Company announced the acquisition of Melos
Carl  Bosch  GmbH & Co. based in Melle, Germany.  Melos  produces rubber,  thermoplastic elastomer and plastic  compounds  for  the
wire and cable, sport and recreation and automotive markets.   In
March  1998,  the Company acquired a line of halogen  free,  low-
smoke  flame retardant compounds from Exxon. These products  will compliment  the  compounds currently marketed  by  the  Company's
subsidiary,  Enviro  Care  Compounds,  based  in  Norway.   These
acquisitions  were  accounted for using the  purchase  method  of
accounting.   Had the acquisitions been made at the beginning  of
1997,  reported  pro forma results of operations  for  the  first quarter of 1998 and 1997 would not be materially different.

Net Income Per Share of Common Stock

Basic  net  income per share is computed by dividing  net  income applicable  to  common  stock by the  average  number  of  shares outstanding during the period (44,871,546 in 1998 and  44,996,787
in  1997).   Shares  of  common  stock  held  by  the  Associates
Ownership  Trust  ("AOT")  enter into the  determination  of  the average  number of shares outstanding as the shares are  released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans.

The number of shares used to compute diluted net income per share is based on the number of shares used for basic net income per share increased by the common stock equivalents which would arise from the exercise of stock options. The average number of shares used in the computation was 45,720,484 in 1998 and 46,014,396 in 1997.

Comprehensive Income

Comprehensive income for the first quarter of 1998 and 1997 was $14,439 and $9,628, respectively. Comprehensive income includes net income and foreign currency translation adjustments for the quarters ending March 31, 1998 and 1997.

Long-term Debt

During the first quarter of 1998, the Company issued $40 million of Medium Term Notes under its Shelf Registration Statement filed with the Securities and Exchange Commission in 1996. The Notes bear interest at rates from 6.52% to 6.58%, are due in 2010 and 2011 and pay interest semi-annually.


                               -5-


Pending Accounting Changes

In  June  1997, the Financial Accounting Standards  Board  issued
Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information"; and in February 1998, Statement No. 132
"Employers'  Disclosures about Pensions and Other  Postretirement
Benefits" was issued. The Company is analyzing the impact of Statements No. 131 and 132 and will adopt these standards in 1998.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF

   INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Net  sales increased to $591.5 million in 1998 from  $527.6
million  in 1997 representing a 12.1% increase.  Processing
sales  were  $362.6 million for the first quarter  of  1998
compared  to $297.2 million for the first quarter of  1997.
Acquisitions accounted for $48.6 million of the  year  over
year  growth.   The  remaining increase in  the  processing
segment   of  $16.8  million  is  attributable  to   volume
increases  in the international color and rubber processing
businesses which were partially offset by the strengthening
dollar  and  a  negative  impact  from  pricing  and   mix.
Distribution  sales  increased by $1.6  million  or  1%  to
$233.5  million  for  the first quarter  of  1998.   Volume
increases  in  the  distribution  segment  were  offset  by
falling resin prices in the resin distribution business and
the  Asian  currency devaluation in the shapes distribution
business.

Gross margins were 19.3% in 1998 compared to 19.2% in 1997.
Acquisitions  since  the first quarter  of  1997  increased
gross  margins  seven-tenths  of  a  percent  point.   This
increase  in gross margins from acquisitions was offset  by
decreased  margins  in  the existing businesses  caused  by
weakness  in  the domestic color and additive  concentrates
business   and   lower  vendor  rebates   in   the   shapes
distribution business.  Management has undertaken  a  study
of its domestic color and additive concentrates business to
determine  if  a  rationalization  of  its  facilities   is
required.   The study is in an early stage and no decisions
have been reached with respect to this business.

Selling, general and administrative costs increased by $8.5
million  to $74.9 million for the first quarter of 1998  or
12.7%  of  sales as compared to 12.6% of sales  during  the
first  quarter  of 1997.  Acquisitions accounted  for  $6.5
million  of  the increase with the balance of the  increase
associated     with     business    information     systems
implementations  and  the  realignment  of  the  sales  and
marketing organizations of several business units.

Interest  on  debt increased to $8.3 million in  the  first
quarter  of 1998 from $5.1 million in the first quarter  of
1997  as  the  result of interest on additional  borrowings
used  primarily for acquisitions.  These acquisitions  have
been  funded  primarily  with the issuance  of  Medium-Term
Notes under the Shelf Registration Statement filed with the
Securities  and Exchange Commission in 1996.   The  Medium-
Term  Notes  bear interest at rates ranging from  6.52%  to
7.16% and due between 2004 and 2011.

Other - net for the first quarter of 1998 includes the minority interest's share of profit for the joint venture of Techmer PM LLC formed in November 1997.

The Company's effective tax rate decreased to 40.5% in the first quarter of 1998 compared to 42.0% in the first quarter of 1997 due to continued implementation of tax planning strategies.

Liquidity and Sources of Capital

Operating  activities utilized $.8 million of  cash  during
the  quarter as the result of working capital requirements.
Investing  activities used $74.0 million of cash  primarily
for the acquisition of Melos and the halogen free compounds
product  line  from  Exxon  and for  capital  expenditures.
Financing  activities provided $78.6 million of  cash  from
increased  borrowings  of  $88.2  million  offset  by  $6.1
million  used to repurchase 288,300 shares of the Company's
common stock and $5.0 million used to pay dividends.

During the quarter, the Company issued $40.0 million of Medium Term Notes under its Shelf Registration Statement filed with the Securities and Exchange Commission in 1996.
The notes bear interest at rates from 6.52% to 6.58%, are due in 2010 and 2011 and pay interest semi-annually.

The current ratio was 1.7:1 at March 31, 1998 compared with 1.6:1 at December 31, 1997. Debt to total capital was 43.5% at March 31, 1998 and 37.6% at December 31, 1997.

Environmental Matters

The  Company  is  subject to various laws  and  regulations
concerning environmental matters.  The Company is committed
to   a  long-term  environmental  protection  program  that
reduces   releases   of  hazardous   materials   into   the
environment  as  well as to the remediation  of  identified
existing environmental concerns.

Claims  have  been  made against the  Company  and  certain
subsidiaries   for   costs  of  environmental   remediation
measures taken or to be taken in connection with operations
that  have been sold or closed.  These include the clean-up
of  Superfund sites and participation with other  companies
in  the clean-up of hazardous waste disposal sites, several
of which have been designated as Superfund sites.  Reserves
for such liabilities have been established and no insurance
recoveries  have  been anticipated in the determination  of
reserves.   In  management's  opinion,  the  aforementioned
claims will be resolved without material adverse effect  on
the financial position, results of operations or cash flows
of the Company.

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


                            PART II



Item 4.   Submission of Matters to a Vote of Security Holders


      a.)  Annual meeting of stockholders held May 6, 1998.

      b.) Proxies for the meeting were solicited pursurant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management nominees as listed in the Proxy Statement. The following nine directors were elected: Carol A. Cartwright, Wayne R. Embry, J. Trevor Eyton,
           Gordon D. Harnett, George D. Kirkham, David Baker Lewis, Marvin
           L. Mann, Douglas J. McGregor and Richard W. Pogue.

      c.) The appointment of Price Waterhouse LLP as the Company's independent public accountants for the year 1998 was ratified and approved. There were 44,273,267 shares voted in the affirmative, 221,840 shares voted in the negative and 357,846 shares abstained.



Item 6.   Exhibits and Reports of Form 8-K

      a.)  During the quarter ended March 31, 1998, the Registrant filed Current
           Report on Form 8-K dated February 19, 1998, updating the exhibit to its Registration Statement on Form S-3 (File No. 333-5763), which was declared effective November 8, 1996.


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



Date:  May 11, 1998




