Form 10-Q
period 1998-06-30
HANNA M A CO/DE
filed 1998-08-13
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C. 20549

                             FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED June 30, 1998


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


        Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Sercurities Exchange Act of during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.                Yes  x    No


           Common Shares Outstanding, as of the close of the period
                      covered by this report 49,788,263.



           M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                               INDEX





                                                            PAGE

PART  I - FINANCIAL INFORMATION


     Item 1. Financial Statements.
               Consolidated Statements of Income -
                Three Months and Six Months ended
                June 30, 1998 and 1997                         2

               Consolidated Balance Sheets -
                June 30, 1998 and December 31, 1997            3

               Consolidated Statements of
                Cash Flows - Six Months Ended
                June 30, 1998 and 1997                         4

               Notes to Consolidated Financial Statements    5-6

     Item 2. Management's Discussion and Analysis of
               Interim Financial Condition and Results
               of Operations.                                7-9


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                 10






                                     PART I

                    M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)



                                       Three Months Ended       Six Months Ended
                                              June 30               June 30
                                          1998      1997        1998       1997
                                    (Dollars in thousands except per share data)


Net Sales                            $ 595,613 $ 555,382  $1,187,114 $1,083,011

Costs and Expenses
 Cost of goods sold                    486,040   449,362     963,312    875,514
 Selling, general and administrative    74,072    67,854     148,936    134,185
 Interest on debt                        8,769     5,399      17,041     10,531
 Amortization of intangibles             4,229     3,564       8,286      7,152
 Other - net                               707      (287)      1,848       (116)
                                       573,817   525,892   1,139,423  1,027,266

Income Before Income Taxes              21,796    29,490      47,691     55,745

 Income taxes                            8,827    12,386      19,315     23,413

Net Income                           $  12,969 $  17,104  $   28,376 $   32,332


Net Income per Share
 Basic                               $     .29 $     .38  $      .63 $      .72

 Diluted                             $     .29 $     .37  $      .62 $      .69

Dividends per common share           $   .1125 $   .1050  $    .2250 $    .2100







        M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

                                                           June      December
                                                         30, 1998    31, 1997
                                                        (Dollars in thousands)
          Assets

Current Assets
    Cash and cash equivalents                           $   47,736 $   41,430
    Receivables                                            364,271    332,347
    Inventories:
        Finished products                                  172,527    161,731
        Raw materials and supplies                          63,348     65,430
                                                           235,875    227,161
    Prepaid expenses                                        10,481     10,976
    Deferred income taxes                                   20,810     31,005
        Total current assets                               679,173    642,919

Property, Plant and Equipment                              550,451    523,269
    Less allowances for depreciation                       250,313    234,956
                                                           300,138    288,313
Other Assets
    Goodwill and other intangibles                         466,863    420,696
    Investments and other assets                            92,884     87,608
    Deferred income taxes                                   37,188     29,469
                                                           596,935    537,773
                                                        $1,576,246 $1,469,005

            Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable to banks                              $    4,871 $    2,919
    Trade payables and accrued expenses                    383,865    393,925
    Current portion of long-term debt                          542      2,149
        Total current liabilities                          389,278    398,993

Other Liabilities                                          206,410    205,480

Long-term Debt
    Senior notes                                           124,960    124,960
    Medium-term notes                                      160,000    120,000
    Other                                                  149,566     80,267
                                                           434,526    325,227
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued -0- shares                                        -         -
    Common stock, par value $1
        Authorized 50,000,000 shares
        Issued 65,940,776 shares at June 30, 1998 and
            65,749,570 shares at December 31, 1997          65,941     65,750
    Capital surplus                                        323,091    358,145
    Retained earnings                                      480,971    462,653
    Associates ownership trust                             (99,845)  (144,213)
    Cost of treasury stock (16,152,513 shares at
        June 30, 1998 and 15,272,602 shares at
        December 31, 1997)                                (210,103)  (191,066)
    Accumulated translation adjustment                     (14,023)   (11,964)
                                                           546,032    539,305
                                                        $1,576,246 $1,469,005




        M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                            SIX MONTHS ENDED
                                                                 JUNE 30
                                                              1998      1997
                                                         (Dollars in thousands)

Cash Provided from (Used for) Operating Activities
    Net income                                             $  28,376 $  32,332
    Depreciation and amortization                             29,220    26,617
    Companies carried at equity:
        Income                                                (2,333)   (2,248)
        Dividends received                                     1,550     3,322
    Changes in operating assets and liabilities:
        Receivables                                          (30,530)  (44,496)
        Inventories                                           (8,383)  (16,977)
        Prepaid expenses                                      (3,231)   (2,390)
        Trade payables and accrued expenses                    4,550    27,798
    Restructuring payments                                    (2,284)   (3,648)
    Gain on sale of assets                                         -    (3,250)
    Restructuring charges                                          -     3,050
    Other                                                      7,068     3,561
           Net operating activities                           24,003    23,671

Cash Provided from (Used for) Investing Activities
    Capital expenditures                                     (31,725)  (18,029)
    Acquisitions of businesses, less cash acquired           (59,121)  (11,019)
    Acquisition payments                                        (207)  (12,900)
    Sales of assets                                                -     6,361
    Other                                                     (3,220)    4,855
           Net investing activities                          (94,273)  (30,732)

Cash Provided from (Used for) Financing Activities
    Cash dividends paid                                      (10,054)   (9,409)
    Proceeds from the sale of common stock                     2,119     2,509
    Purchase of shares for treasury                          (13,463)   (8,179)
    Increase in debt                                         118,502   101,968
    Reduction in debt                                        (19,884)  (65,614)
           Net financing activities                           77,220    21,275

    Effect of exchange rate changes on cash                     (644)   (1,523)

Cash and Cash Equivalents
    Increase (decrease)                                        6,306    12,691
    Beginning of period                                       41,430    30,028
    End of period                                          $  47,736 $  42,719

Cash paid during period
    Interest                                               $  16,606 $  10,213
    Income taxes                                              12,214    11,970







           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         June 30, 1998



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

Acquisitions

In January 1998, the Company acquired Melos Carl Bosch GmbH & Co. based in Melle, Germany. Melos produces rubber, thermoplastic elastomer and plastic compounds for the wire and cable, sport and recreation and automotive markets. In March 1998, the Company acquired a line of halogen free, low-smoke flame retardant compounds from Exxon. These products will complement the compounds currently marketed by the Company's subsidiary, Enviro Care Compounds, based in Norway. These acquisitions were accounted for using the purchase method of accounting. Had the acquisitions been made at the beginning of 1997, reported pro forma results of operations for the second quarter and the first six months of 1998 and 1997 would not be materially different.

Net Income Per Share of Common Stock

Basic net income per share is computed by dividing net income applicable to common stock by the average number of shares outstanding of 44,654,530 and 45,334,290 for the quarters ended June 30, 1998 and 1997, respectively. Outstanding shares for the six months ended June 30, 1998 and 1997 were 44,767,542 and 45,166,081, respectively. Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans.

The number of shares used to compute diluted net income per share is based on the number of shares used for basic net income per share increased by the common stock equivalents which would arise from the exercise of stock options. The average number of shares used in the computation was 45,346,271 and 46,371,564 for the quarters ended June 30, 1998 and 1997, respectively, and 45,538,224 and 46,183,587 for the six months ended June 30, 1998 and 1997, respectively.

Comprehensive Income

Comprehensive income for the second quarter of 1998 and 1997 was $11,878 and $14,956, respectively. Comprehensive income for the six months ended June 30, 1998 and 1997 was $26,317 and $24,584, respectively. Comprehensive income includes net income and foreign currency translation adjustments for the three and six months ended June 30, 1998 and 1997.

Long-term Debt

During the first quarter of 1998, the Company issued $40 million of Medium Term Notes under its Shelf Registration Statement filed with the Securities and Exchange Commission in 1996. The Notes bear interest at rates from 6.52% to 6.58%, are due in 2010 and 2011 and pay interest semi-annually.

Pending Accounting Changes

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information"; in February 1998, Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued and in June 1998 Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. The Company is analyzing the impact of Statements No. 131, 132 and 133. Statements No. 131 and 132 will be adopted in 1998. Statement No. 133 will be adopted in 2000.

The Company will adopt, retroactive to January 1, 1998, the AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" which requires all pre-operating costs to be expensed as incurred. Adoption of this Statement will result in a one-time charge of $2.1 million (net of taxes of $1.4 million) for previously capitalized costs. This charge will be reported as a cumulative effect from a change in accounting principles in 1998 earnings. The Company will adopt the statement in the third quarter 1998 and will not impact previously reported amounts.

Subsequent Events

The Company completed a comprehensive review of its business and announced a plan in August 1998 which will lower the Company's overall cost structures as a result of consolidating manufacturing operations and will improve customer service capabilities through more efficient production facilities and more focused sales, marketing and technical support. These actions will result in a pre-tax charge of $29.8 million in the third quarter. Included in the charge are asset and equipment write-downs, costs associated with future lease obligations and severance benefits.

In addition, the Company will also record a one-time reduction of income tax reserves of $9.5 million in the third quarter in connection with reaching an agreement with the Internal Revenue Service relative to an examination of previously filed tax returns.







          MANAGEMENT'S DISCUSSION AND ANALYSIS OF

   INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Net sales for the quarter ended June 30, 1998 increased  to
$595.6  million  as  compared to  $555.4  million  for  the
comparable  quarter in 1997 and sales  for  the  first  six
months  of  1998  as compared to 1997 increased  by  $104.1
million  from $1,083.0 million to $1,187.1 million.   Sales
within  the  processing segment increased by $58.0  million
for  the  quarter and by $123.5 million for the  first  six
months.    This  increase  is  primarily  attributable   to
acquisitions, which added $49.1 million for the quarter and
$97.7  million  for  the first six months.   The  remaining
increase in sales of $8.9 million for the quarter and $25.8
for   the  first  six  months  is  attributable  to  volume
increases  in  domestic  rubber and  international  plastic
processing  offset  by weak sales in the domestic  colorant
and   plastic   compounding  businesses.   Sales   in   the
distribution businesses have decreased by $13.6 million for the quarter and by $12.0 million for the first six months.
Volume, price/mix and the impact of the Asian currency devaluation have adversely affected sales in the shapes distribution business.

Gross  margins  for the second quarter of 1998  were  18.4%
compared to 19.1% in 1997 and were 18.9% for the first  six
months  of 1998 compared to 19.2% for the first six  months
of  1997.   Acquisitions since the second quarter  of  1997
increased  margins by six-tenths of a percentage point  for
the   quarter  and  for  the  six  months  period.   Margin
improvements from acquisitions were completely offset by decreased margins in the domestic colorant and shapes distribution businesses.

Selling, general and administrative costs increased by $6.2
million  for  the second quarter and by $14.8 millions  for
the  first  six  months  of  1998.   Selling,  general  and
administrative costs represented 12.4% and 12.5%  of  sales
for  the  quarter  and six months ended June  30,  1998  as
compared  to  12.2%  and 12.4% in 1997.   The  increase  in
selling, general and administrative costs was primarily due to acquisitions made since September 1997 and due to increased selling and marketing expenses in the domestic plastic compounding business.

Interest  on  debt  increased to  $8.8  million  from  $5.4
million for the second quarter of 1998 and to $17.0 million
from  $10.5  million  for the first  six  months  of  1998.
Interest has increased as a result of additional borrowings
used   primarily  for  acquisitions  and  working   capital
requirements. The acquisitions have been funded primarily with the issuance of Medium-Term Notes under the under the Shelf Registration Statement filed with the Securities and Exchange Commission in 1996. The Medium-Term Notes bear interest at rates ranging from 6.52% to 7.16% and are due between 2004 and 2011.

Other - net for the second quarter and first six months includes the minority interest's share of profit for the joint venture of Techmer PM LLC formed in November 1997.

The  Company's effective tax rate decreased  to  40.5%  for
1998   compared   to  42.0%  in  1997  due   to   continued
implementation of tax planning strategies.

Liquidity and Sources of Capital

Operating  activities generated $24.0 million of  cash  for
the  first  six months of 1998 after providing for  working
capital   requirements   of   $37.6   million.    Investing
activities utilized $94.3 million of cash primarily for the
acquisition of Melos and the halogen free compounds product
line  from  Exxon and for capital expenditures.   Financing
activities provided $77.2 million of cash from increased borrowings of $98.6 million offset by $13.5 million used to repurchase 629,000 shares of the Company's common stock and $10.1 million used to pay dividends.

During the first quarter of 1998, the Company issued  $40.0
million  of  Medium Term Notes under its Shelf Registration
Statement filed with the Securities and Exchange Commission
in  1996.   The notes bear interest at rates from 6.52%  to
6.58%, are due in 2010 and 2011 and pay interest semi-annually.

The current ratio was 1.7:1 at June 30, 1998 compared with 1.6:1 at December 31, 1997. Debt to total capital was 44.3% at June 30, 1998 and 37.6% at December 31, 1997.

Subsequent Event

In August 1998, the Company disclosed it had completed a comprehensive review of its business and announced a plan which will lower the Company's overall cost structures as a result of consolidating manufacturing operations and will improve customer service capabilities. These actions will result in a pre-tax charge of $29.8 million in the third quarter.

Included in the charge are asset and equipment write-downs,
costs   associated  with  future  lease   obligations   and
severance benefits. The Company estimates savings of $12.0 million to $14.0 million in 1999 from these actions.

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

Year 2000 Computer Problem

The Company has identified and assessed the activities to become Year 2000 complaint. Correction processes are in place and will be completed by early 1999.

The  Company  is in the process of implementing enterprise-
wide information technology systems and applications across
all  businesses  which will be Year 2000 compliant  and  is
converting  its  other computer systems  to  be  Year  2000
compliant.   The Company has also implemented a program  to
identify  and test embedded date chips to ensure Year  2000
functioning and is monitoring supplier and other third party interfaces. The majority of these costs have already been incurred and are being amortized or charged to expense in current operating results. The Company does not believe that the future costs of implementation will materially affect its financial condition, results of operations or cash flows.

Other

Any  forward-looking statements included in this  quarterly
report  are  based on current expectations.  Any statements
in  this  report  that  are not historical  in  nature  are
forward-looking  statements.   Actual  results  may  differ
materially depending on business conditions and  growth  in
the   plastics  and  rubber  industries,  general  economy,
foreign political and economic developments (including the Asian economic situation), availability and pricing of raw materials, changes in product mix, shifts in market demand, and changes in prevailing interest rates.






                            PART II





Item 6.   Exhibits and Reports of Form 8-K


      a.) No reports on Form 8-K were filed during the quarter for which this report is filed.


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



Date:  August 13, 1998