Form 10-Q
period 1998-09-30
HANNA M A CO/DE
filed 1998-11-13
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C. 20549

                             FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED September 30, 1998


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



                         NOT  APPLICABLE

Former name, former address and former fiscal year, if changed from last report


   Indicate by check mark whether the registrant (l) has filed all  reports required to be filed by Section 13 or 15(d)
of  the  Securities  Exchange Act  of  1934  during  the
preceding  12 months, and (2) has been subject  to  such
filing requirements for the past 90 days.             YES  X     NO


           Common Shares Outstanding, as of the close of the period covered by this report 49,583,845.







       M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES






                             INDEX





                                                            PAGE

PART  I - FINANCIAL INFORMATION


     Item 1. Financial Statements.
               Consolidated Statements of Income -
                 Three Months and Nine Months ended
                  September 30, 1998 and 1997                  2

               Consolidated Balance Sheets -
                September 30, 1998 and December 31, 1997       3

               Consolidated Statements of
                 Cash Flows - Nine Months Ended
                   September 30, 1998 and 1997                 4

               Notes to Consolidated Financial Statements    5-6

     Item 2. Management's Discussion and Analysis of
               Interim Financial Condition and Results
               of Operations.                               7-10


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                 11





                     PART I

M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited)



                                   Three Months Ended     Nine Months Ended
                                      September 30          September 30
                                     1998         1997     1998       1997
                                  (Dollars in thousands except per share data)


Net Sales                         $  564,539 $   561,418 $1,751,653 $1,644,429

Costs and Expenses
    Cost of goods sold               471,678     457,511  1,434,990  1,333,025
    Selling, general and
    administrative                    74,090      66,109    223,026    200,294
    Interest on debt                   8,595       5,976     25,636     16,507
    Amortization of intangibles        4,341       3,348     12,627     10,500
    Other - net                       22,045        (200)    23,893       (316)
                                     580,749     532,744  1,720,172  1,560,010

Income (Loss) Before Income Taxes and
   Cumulative Effect of Change in
   Accounting Principle              (16,210)     28,674     31,481     84,419

   Income taxes (credit)             (16,065)     12,043      3,250     35,456

Income (Loss) Before Cumulative
   Effect of Change in Accounting
   Principle                            (145)     16,631     28,231     48,963

   Cumulative effect of change in
   accounting  principle                   -           -     (2,059)         -

Net Income (Loss)                 $     (145)$    16,631 $   26,172 $   48,963

Net Income (Loss) per Share
   Basic
     Income (loss) before
      cumulative effect of change
      in accounting principle     $        - $       .37 $      .63 $     1.08

     Cumulative effect of change
      in accounting principle              -           -       (.05)         -

           Net income (loss)      $        - $       .37 $      .58 $     1.08

   Diluted
     Income (loss) before
      cumulative effect of change
      in accounting principle     $        - $       .36 $      .62 $     1.05

     Cumulative effect of change
      in accounting principle              -           -       (.05)         -

           Net income (loss)      $        - $       .36 $      .57 $     1.05


Dividends per common share        $    .1125 $     .1050 $    .3375 $    .3150





        M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

                                                      September   December
                                                       30, 1998   31, 1997
                                                      (Dollars in thousands)
          Assets

Current Assets
    Cash and cash equivalents                         $   48,800 $   41,430
    Receivables                                          363,480    332,347
    Inventories:
        Finished products                                172,988    161,731
        Raw materials and supplies                        63,788     65,430
                                                         236,776    227,161
    Prepaid expenses                                      11,788     10,976
    Deferred income taxes                                 29,199     31,005
        Total current assets                             690,043    642,919

Property, Plant and Equipment                            559,194    523,269
    Less allowances for depreciation                     256,097    234,956
                                                         303,097    288,313
Other Assets
    Goodwill and other intangibles                       470,764    420,696
    Investments and other assets                          88,546     87,608
    Deferred income taxes                                 41,494     29,469
                                                         600,804    537,773
                                                      $1,593,944 $1,469,005

     Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable to banks                            $    3,272 $    2,919
    Trade payables and accrued expenses                  393,550    393,925
    Current portion of long-term debt                        457      2,149
        Total current liabilities                        397,279    398,993

Other Liabilities                                        210,862    205,480

Long-term Debt
    Senior notes                                          87,775    124,960
    Medium-term notes                                    160,000    120,000
    Other                                                199,678     80,267
                                                         447,453    325,227
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued -0- shares                                      -          -
    Common stock, par value $1
        Authorized 50,000,000 shares
        Issued 65,985,303 shares at September 30, 1998
            and 65,749,570 shares at December 31, 1997    65,985     65,750
    Capital surplus                                      286,372    358,145
    Retained earnings                                    473,773    462,653
    Associates ownership trust                           (62,557)  (144,213)
    Cost of treasury stock (16,401,458 shares at
        September 30, 1998 and 15,272,602 shares
        at December 31, 1997)                           (213,603)  (191,066)
    Accumulated translation adjustment                   (11,620)   (11,964)
                                                         538,350    539,305
                                                      $1,593,944 $1,469,005






        M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                             1998     1997
                                                        (Dollars in thousands)

Cash Provided from (Used for) Operating Activities
    Net income                                          $   26,172 $   48,963
    Depreciation and amortization                           44,359     39,352
    Companies carried at equity:
        Income                                              (3,437)    (3,397)
        Dividends received                                   2,744      4,367
    Changes in operating assets and liabilities:
        Receivables                                        (29,177)   (67,823)
        Inventories                                         (9,933)   (21,330)
        Prepaid expenses                                    (1,776)    (3,313)
        Trade payables and accrued expenses                 (5,245)    27,438
    Restructuring payments                                  (6,733)    (4,996)
    Gain on sale of assets                                  (1,009)    (3,250)
    Restructuring charges                                   29,800      3,050
    Other                                                     (595)     5,587
           Net operating activities                         45,170     24,648

Cash Provided from (Used for) Investing Activities
    Capital expenditures                                   (47,541)   (29,827)
    Acquisitions of businesses, less cash acquired         (59,164)   (95,929)
    Acquisition payments                                      (207)   (14,959)
    Sales of assets                                          4,887      6,361
    Other                                                   (7,318)     8,222
           Net investing activities                       (109,343)  (126,132)

Cash Provided from (Used for) Financing Activities
    Cash dividends paid                                    (15,053)   (14,146)
    Proceeds from the sale of common stock                   2,634      3,608
    Purchase of shares for treasury                        (16,962)   (11,081)
    Increase in debt                                       203,183    206,199
    Reduction in debt                                     (102,355)   (77,192)
           Net financing activities                         71,447    107,388

    Effect of exchange rate changes on cash                     96     (2,236)

Cash and Cash Equivalents
    Increase                                                 7,370      3,668
    Beginning of period                                     41,430     30,028
    End of period                                       $   48,800 $   33,696

Cash paid during period
    Interest                                            $   25,545 $   17,557
    Income taxes                                            22,149     27,266




           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       September 30, 1998



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

Acquisitions

In January 1998, the Company acquired Melos Carl Bosch GmbH & Co. based in Melle, Germany. Melos produces rubber, thermoplastic elastomer and plastic compounds for the wire and cable, sport and recreation and automotive markets. In March 1998, the Company acquired a line of halogen free, low-smoke flame retardant compounds from Exxon. These products will complement the compounds currently marketed by the Company's subsidiary, Enviro Care Compounds, based in Norway. These acquisitions were accounted for using the purchase method of accounting. Had the acquisitions been made at the beginning of 1997, reported pro forma results of operations for the third quarter and the first nine months of 1998 and 1997 would not be materially different.

Net Income Per Share of Common Stock

Basic net income per share is computed by dividing net income applicable to common stock by the average number of shares outstanding of 44,428,180 and 45,323,323 for the quarters ended September 30, 1998 and 1997, respectively. Outstanding shares for the nine months ended September 30, 1998 and 1997 were 44,653,187 and 45,220,381, respectively. Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans.

The number of shares used to compute diluted net income per share is based on the number of shares used for basic net income per share increased by the common stock equivalents which would arise from the exercise of stock options. The average number of shares used in the computation was 44,589,156 and 46,520,872 for the quarters ended September 30, 1998 and 1997, respectively, and 45,228,411 and 46,321,988 for the nine months ended September 30, 1998 and 1997, respectively.

Comprehensive Income

Comprehensive income for the third quarter of 1998 and 1997 was $2,258 and $14,386, respectively. Comprehensive income for the nine months ended September 30, 1998 and 1997 was $26,516 and $38,970, respectively. Comprehensive income includes net income and foreign currency translation adjustments for the three and nine months ended September 30, 1998 and 1997.

Long-term Debt

During the first quarter of 1998, the Company issued $40 million of Medium Term Notes under its Shelf Registration Statement filed with the Securities and Exchange Commission in 1996. The Notes bear interest at rates from 6.52% to 6.58%, are due in 2010 and 2011 and pay interest semi-annually.

Pending Accounting Changes

In June 1997, the Financial Accounting Standards Board issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information"; in February 1998, Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" was issued; and in June 1998 Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. The Company is analyzing the impact of Statements No. 131, 132 and 133. Statements No. 131 and 132 will be adopted in 1998. Statement No. 133 will be adopted in 2000.

Change in Accounting Principle

During the quarter the Company adopted, retroactive to January 1, 1998, the AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" which requires all pre-operating costs to be expensed as incurred. Adoption of this Statement resulted in a one-time charge of $2.1 million (net of taxes of $1.4 million) for previously capitalized costs. This charge was reported as a cumulative effect from a change in accounting principle in 1998 earnings. Adoption of this statement did not impact previously reported amounts for the first or second quarter of 1998.

Profit Improvement Plan

The Company completed a comprehensive review of its business and announced a plan in August 1998 which will lower the Company's
overall   cost   structures   as  a   result   of   consolidating
manufacturing  operations  and  will  improve  customer   service
capabilities  through  more efficient production  facilities  and
more  focused  sales,  marketing and  technical  support.   These
actions resulted in a pre-tax charge of $29.8 million in the third quarter. The charge includes $4.3 million related to inventory valuations, which was charged to cost of goods sold. The charge also includes $1.7 million related to accounts
receivable,   which   was  charged  to   selling,   general   and
administrative  costs.   The  remainder  of  the  charge   ($23.8
million) related to involuntary severances, fixed asset write-downs and plant closings which was charged to other-net. The one-time charge on an after-tax basis was $17.7 million or $.40 per share on a diluted basis.

Income Taxes

During the third quarter, the Company recorded a one-time reduction of income tax reserves of $9.5 million in connection with reaching an agreement with the Internal Revenue Service relative to an examination of previously filed tax returns.




          MANAGEMENT'S DISCUSSION AND ANALYSIS OF

   INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Net  sales  for  the quarter ended September  30,  1998  as
compared  to  1997  increased by $3.1 million  from  $561.4
million  and  sales  from the first  nine  months  of  1998
increased  to  $ 1,751.7 million as compared with  $1,644.4
million  in  1997.   Sales  within the  processing  segment
increased  by  $23.2 million in the quarter and  by  $146.7
million  for  the  first  nine  months.   The  increase  is
primarily  attributable to acquisitions, which added  $40.7
million  in  the quarter and $138.4 million for  the  first
nine  months.  Third quarter sales were impacted  by  lower
volumes  in  all product lines partially offset  by  better
pricing  and  mix  within the product  lines.    The  labor
stoppage  at  General  Motors also had  a  negative  impact
during  the quarter.  The nine month period benefited  from
higher volumes in domestic rubber and international plastic
processing businesses offset by weak sales in the  domestic
colorant and plastic compounding businesses. Sales  in  the
distribution businesses decreased by $17.5 million  in  the
quarter  and $29.4 million for the first nine months.   The
decline is due to lower material pricing and volumes and the impact of foreign exchange on those businesses.

Gross  margins for the third quarter and first nine  months
of  1998  were 16.4% and 18.1%, respectively compared  with
18.5%   and  18.9%  for  the  1997  periods,  respectively.
Acquisitions had a positive impact on the gross margins  in
the quarter and first nine months of 1998 of nine-tenths of
a  percentage point and seven-tenths of a percentage point,
respectively.   These improvements from  acquisitions  were
completely  offset  by  decreased  margins  from   existing
businesses  due  in part to the volume declines  without  a
corresponding reduction in cost structures as well  as  the
impact   from  the  charge  associated  with   the   profit
improvement plan.

Selling, general and administrative costs increased by $8.0 million for the third quarter and by $22.7 million for the first nine months of 1998. As a percentage of sales, selling, general and administrative costs were 13.1% and 11.8% in the third quarter of 1997 and 1998, respectively, and 12.7% and 12.2% in the first nine months of 1997 and 1998, respectively. The increase in selling, general and administrative costs was primarily due to acquisitions made since September 1997 and increases in selling and marketing expenses in the domestic plastic compounding business.
Also impacting year over year costs were special charges associated with the previously announced profit improvement plan and provisions associated with the retirement of the Company's former chairman and chief executive officer.

Interest  on  debt  increased to  $8.6  million  from  $6.0
million  for the third quarter of 1998 and to $25.6 million
from  $16.5  million  for the first nine  months  of  1998.
Interest has increased as a result of additional borrowings
used   primarily  for  acquisitions  and  working   capital
requirements. The acquisitions have been funded primarily with the issuance of Medium-Term Notes under the under the Shelf Registration Statement filed with the Securities and Exchange Commission in 1996. The Medium-Term Notes bear interest at rates ranging from 6.52% to 7.16% and are due between 2004 and 2011.

Other  -  net  for the third quarter and first nine  months
includes  the minority interest's share of profit  for  the
joint  venture  of Techmer PM LLC formed in November  1997.
Also included in other - net in 1998 is a special charge of
$23.8  million  related  to involuntary  severances,  fixed
asset  write-downs and plant closings.   The  charge  is  a
result  of a comprehensive review of the Company's business
and   the   resultant  plan  that  will   result   in   the
consolidation of manufacturing operations and improvement of customer service capabilities through more efficient production facilities and more focused sales, marketing and technical support. An additional $4.3 million was charged to the cost of sales and $1.7 million was charged to selling, general and administrative expenses as a result of this review. The Company expects to derive $12 million to $14 million in benefits from this profit improvement plan in 1999.

The Company's effective tax rate is 40.5% for 1998 compared
to  42.0%  in 1997 due to continued implementation  of  tax
planning strategies.   Tax expense in the third quarter and
first nine months of 1998 include a one-time benefit of $9.5 million as a result of an agreement with the IRS regarding an examination of previously filed tax returns.

Liquidity and Sources of Capital

Operating  activities generated $45.2 million of  cash  for
the  first nine months of 1998 after providing for  working
capital   requirements   of   $46.1   million.    Investing
activities  utilized $109.3 million of cash  primarily  for
the  acquisition  of Melos and the halogen  free  compounds
product  line  from  Exxon  and for  capital  expenditures.
Financing  activities provided $71.4 million of  cash  from
increased  borrowings  of $100.8 million  offset  by  $17.0
million used to repurchase 876,000 shares of the Company's common stock and $15.1 million used to pay dividends.

During the first quarter of 1998, the Company issued  $40.0
million  of  Medium Term Notes under its Shelf Registration
Statement filed with the Securities and Exchange Commission
in  1996.   The notes bear interest at rates from 6.52%  to
6.58%, are due in 2010 and 2011 and pay interest semi-annually.

The current ratio was 1.7:1 at September 30, 1998 compared with 1.6:1 at December 31, 1997. Debt to total capital was 45.4% at September 30, 1998 and 37.6% at December 31, 1997.

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

Year 2000 Compliance

The  Company  is addressing the issue of computer  programs
and  embedded  computer chips being unable  to  distinguish
between the year 1900 and the year 2000.  It has undertaken
various  initiatives intended to ensure that  its  computer
programs  and   embedded   computer  chips will perform  as
intended regardless of date and that all data including dates can be accessed and processed with expected results.
The Company expects to be year 2000 compliant by June 30, 1999.

Beginning in 1995 the Company began a multi-year project to
(i)   replace   22  legacy  systems  which  resulted   from
acquisitions  made  since 1986, (ii) introduce  enterprise-
wide information technology systems from SAP America, Inc.,
Oracle Corporation and J.D. Edwards in order to consolidate
and  standardize  its  information technology  systems  and
(iii)  install other enterprise-wide software in  order  to
serve  customers  better and operate more efficiently.   An
important benefit of this project is that new systems and software will be year 2000 compliant.

It  is  expected that the new systems and software will  be
installed,  tested  and operating no later  than  June  30,
1999.   When  installed the new systems and  software  will
comprise  at  least 95% of the systems and  software  being
operated by the Company worldwide.  In connection with  the
introduction of the new systems and software,  the  Company
has  identified the legacy systems being retained which are
not currently  year 2000 compliant,  and has  put  in place
programs  to bring them to a state of  year 2000 compliance
by  the middle of 1999 through upgrading or replacement, as
appropriate.  In  addition, the  Company  has   implemented
a  program  to identify and test date chips to ensure  year
2000   functioning,   with  a  formal   monthly   reporting
procedure.

The  Company  has  also  been engaged  in  the  process  of
identifying   and  prioritizing  critical   suppliers   and
customers  at the direct interface level, and communicating
with them about their plans and progress in addressing  the
year  2000 problem.  Evaluations of the most critical third
parties  has  commenced  and  will  be  followed   by   the
development of contingency plans.

A  significant  portion of the costs to implement  the  new
systems  and  software have already been incurred  and  are
being   amortized   or  charged  to  expense   in   current
operations.   The historical cost of remediating  the  non-
complaint  systems  has  been  included  in  the  Company's
information technology cost reporting and are not  material
to  its financial position,  results of operations or  cash
flows.   The  company does not believe  that  future  costs
associated with the new systems and software and the required modifications of the legacy systems to become year
2000 compliant will be material to its financial position, results of operations or cash flows.

The Company has formulated a general contingency plan for dealing with the most serious year 2000 compliance failures as they may occur and expects to fund the contingency plan efforts from operating funds. During 1999 the Company will develop more detailed contingency plans.

The  failure to correct a material year 2000 problem  could
result  in  an  interruption in, or a failure  of,  certain
normal  business  activities or operations.   Such  failure
could materially and adversely affect the Company's results
of   operations,  liquidity  and  financial  condition   or
adversely  affect  the  Company's  relationships  with  its
suppliers,  customers or other third parties.  Due  to  the
general  uncertainty  inherent in the  year  2000  problem,
resulting  in  part from the uncertainly of the  year  2000
readiness of suppliers and customers, the Company is unable
to  determine at this time whether the consequences of year
2000  failures will have a material impact on its financial
position,  results  of  operations  or  cash  flows.    The
Company believes that the scheduled completion of the implementation of the new systems and software prior to June 30, 1999 should reduce the possibility of significant interruptions of normal operations.

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



Date:  November 13, 1998