Form 10-K405
period 1998-12-31
HANNA M A CO/DE
filed 1999-03-22
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                   Washington, D. C.    20549

                            FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

Fiscal year ended December 31, 1998  Commission file number 1-5222

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

       Aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of February 17, 1999:
$517,948,141.

       Common  Shares  outstanding  as  of  February  17,   1999:
49,623,774.





               DOCUMENTS INCORPORATED BY REFERENCE



      Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (1) Registrant's definitive proxy statement distributed to stockholders dated March 18, 1999, filed with the Commission pursuant to Regulation 14A and incorporated by reference into Parts I and III of this Form 10-K; and (2) Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1998, incorporated by reference into Parts I and II of this Form 10-K. With the exception of the information specifically incorporated by reference, neither the Registrant's proxy statement nor the 1998 Annual Report to stockholders is deemed to be filed as part of this Form 10-K.


      Except as otherwise stated, the information contained in this report is given as of December 31, 1998, the end of the Registrant's last fiscal year.


                             PART I


ITEM 1.   BUSINESS


(a)       Acquisitions and Dispositions


                In February 1998, the Registrant announced the completion of its previously announced acquisition of Melos Carl Bosch GmbH + Co., a German rubber and plastic compounder. With a plant in Melle, Germany, the company produces rubber and thermoplastic elastomer compounds for the wire and cable, sport and recreation and automotive markets.




               In March 1998, the Registrant announced that it had acquired Exxon Chemical's business in halogen-free, flame retardant plastic compounds for the wire and cable industry.


                 In  June  1998,  the  Registrant  announced  the
          formation of a global joint venture with UBE Industries, Ltd., Japan's largest producer of nylon resins and compounds for the plastics industry. The new venture will manufacture and sell nylon 6, nylon 6/6 and nylon 12 plastic compounds in North America, Europe and China.


                In August 1998, the Registrant announced a profit
          improvement plan, which called for closure of five of its manufacturing facilities and elimination of approximately 300 jobs. Registrant's manufacturing operations at five of those plants, all in Registrant's custom formulated color business unit, had been closed or sold as of February 1, 1999.


                In December 1998, the Registrant announced the completion of a previously announced joint venture with Bifan S.A., a holding company that controls So.F.teR S.p.A., a leading Italian producer of thermoplastic elastomers. The Registrant holds a majority interest in the venture and the balance is held by So.F.teR, which is one of the largest independent plastic compounders in Europe and a leader in the fast-growing market for thermoplastic elastomers, serving the wire and cable, automotive, electrical and electronic, and shoe markets.


(b) See the financial information regarding the Registrant's business segments set forth at pages 20 to 21 of the Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1998, which information is incorporated herein by this reference.




(c)
      (1) (i)


               (a)  Rubber Processing


                     Through  its rubber compounding  businesses,
          M.A. Hanna Rubber Compounding, Chase Elastomer and Melos Carl Bosch, Registrant engages in the custom compounding of rubber materials to the specifications of manufacturers of rubber products throughout North America and Europe. Registrant's Harwick Chemical Manufacturing produces rubber colorants and additives in the United States for the rubber industry worldwide.


               (b)  Plastic Processing


                 The Registrant, through its custom plastic compounding businesses, Th. Bergmann, Compounding Technology Europe, DH Compounding Company, Hanna SuXing (Suzhou) Plastics Compounding Co., Ltd., M.A. Hanna Engineered Materials, MACH-1 Compounding, So.F.teR, Southwest Chemical Services, UBE-Hanna Compounding, LLC and Victor International Plastics, Ltd. business units, engages in the custom compounding of plastic materials to the specifications of manufacturers of molded plastic products for customers located throughout North America, Europe and Asia.


                Through its custom formulated color and additives businesses, M.A. Hanna Color, Hanna Polimeros, Victor International Plastics, Ltd., Wilson Color, Hanna Wilson Polymer (Shanghai) Limited and Techmer PM, LLC, the Registrant manufactures custom formulated colorants in the form of color concentrates, liquid dispersions, dry colorants, and additives for customers in the plastics industry throughout North America, Europe, South America and Asia. M.A. Hanna Color also produces specialty colorants and additives for the automobile, vinyl building products and textile industries. Enviro Care Compounds, M.A. Hanna Color, MACH-I, Wilson Color and Hanna Wilson Polymer (Shanghai) Limited also produce specialty colorants, additives and compounds for the wire and cable industry worldwide.


               (c)  Distribution


                Through its M.A. Hanna Resin Distribution and Hanna de Mexico business units, the Registrant distributes thermoplastic and thermoset resins and glass-reinforced materials in North America for major resin producers.


                 Through  its  Cadillac  Plastic  business  unit,
          Registrant engages in the worldwide distribution of engineered plastic sheet, rod, tube, and film products to industrial and retail customers as well as cutting and machining plastic products to customers' specifications and thermoforming plastic into products such as skylights and signs.


               (d)  Other


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

(1) (iv)        Registrant's business units own numerous  patents
          and trademarks, which are important in that they protect the Registrant's corresponding inventions and product names against infringement by others and thereby enhance Registrant's position in the marketplace. The patents vary in duration of up to 20 years, and the trademarks have an indefinite life which is based upon continued use.


(1) (x)        The custom compounding of rubber materials and the
          manufacture of rubber colorants and additives are highly competitive, with product quality, price and service to customers being principal factors affecting competition. Registrant believes it is the largest independent custom compounder of rubber in North America and Europe.

                 The custom compounding of plastics and the manufacture of custom-formulated color and additive systems for the plastics industry is highly competitive, with product quality, price and service to customers being principal factors affecting competition. Registrant believes it is a leading independent compounder of plastics in North America and Europe and one of the leading producers of custom formulated color and additive systems in the United States and Europe.

                The distribution and fabrication of engineered plastic sheet, rod, tube and film products, and polymer resins is highly competitive, with product quality, price and service to customers being principal factors affecting competition. Registrant believes it is one of the leading distributors of engineered shapes in the world and one of the leading distributors of plastic resins in North America.

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


                There are presently no material estimated capital
          expenditures   for   further   environmental    control
          facilities   projected  by  the   Registrant   or   its
          subsidiaries for any of its operations.


(1) (xiii)           Registrant  employs  7,130  persons  at  its
          consolidated operations (7,016 in 1997).


(d) (1)           See    information    regarding    Registrant's
          international operations at page 21 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1998, which page is incorporated herein by this reference.


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

      Registrant's Cadillac Plastic business unit also leases space in various locations outside the United States, including Australia, Canada, China, England, France, Germany, Korea, Malaysia, Netherlands, New Zealand, Singapore, Spain, Taiwan and Vietnam.


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


Burton,            M.A.  Hanna  Rubber     Owned         160,000
  Ohio             Compounding


Macedonia,         MACH-1 Compounding      Owned          87,000
  Ohio


Tillsonburg,       M.A.  Hanna  Rubber     Owned          60,000
  Ontario          Compounding


Jonesboro,         M.A.  Hanna  Rubber     Owned          69,000
  Tennessee        Compounding


     Location           Facility       Owned/Leased  Approximate
                                                     Size  (sq.
                                                        ft.)


DeForest,          M.A.  Hanna  Rubber     Owned         130,000
  Wisconsin        Compounding


Santa Fe Springs,  M.A.  Hanna  Rubber    Leased          13,231
  California       Compounding             1999


Chicago,           Chase Elastomer        Leased          31,000
  Illinois                                 2001


Kennedale,         Chase Elastomer         Owned          80,000
  Texas


Broadview Heights, M.A. Hanna Color        Owned          61,000
  Ohio


Phoenix,           M.A. Hanna Color        Owned          20,500
  Arizona


Vonore,             M.A. Hanna Color       Owned           47,000
  Tennessee


San Fernando,       M.A. Hanna Color       Leased          45,000
  California                                2000


Vancouver,          M.A.  Hanna  Resin     Leased          35,000
  Washington        Distribution            2002





                         Facility       Owned/Leased  Approximate
     Location                                         Size  (sq.
                                                         ft.)



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
                    (headquarters)






     Location            Facility       Owned/Leased  Approximate
                                                      Size  (sq.
                                                         ft.)


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
                    Materials
                    (headquarters  and
                    technical center)


Suwanee,            M.A. Hanna Color       Owned           20,000
  Georgia           (headquarters)



     Location            Facility       Owned/Leased  Approximate
                                                      Size  (sq.
                                                         ft.)


Suwanee,            M.A. Hanna Color       Owned           44,022
  Georgia           (technical center)


Somerset,           M.A. Hanna Color       Owned           44,300
  New Jersey


Florence,           M.A. Hanna Color       Owned           30,000
  Kentucky


Eagan,              M.A.  Hanna  Resin     Leased          51,600
  Minnesota         Distribution            2002


Gastonia,           M.A. Hanna Color       Owned           43,992
  North Carolina


Elk Grove Village,  M.A. Hanna Color       Owned           51,870
  Illinois


St. Peters,         M.A. Hanna Color       Owned           32,480
  Missouri


Fort Worth,         M.A. Hanna Color       Owned           75,080
  Texas


Norwalk,            M.A. Hanna Color       Owned           94,000
  Ohio



     Location            Facility       Owned/Leased  Approximate
                                                      Size  (sq.
                                                         ft.)


Bethlehem,          M.A. Hanna Color       Owned           58,672
  Pennsylvania


LaPorte,            Southwest Chemical     Owned          200,000
  Texas             Services


Ayer,               M.A. Hanna Resin       Leased          53,250
  Massachusetts     Distribution            2002


Houston,            M.A. Hanna             Leased
  Texas             Engineered              2002           88,000
                    Materials               2002           44,120

Statesville,        M.A.  Hanna  Resin     Leased          48,240
  North Carolina    Distribution            2002


Corona,             M.A.         Hanna     Leased          32,000
  California        Engineered              2001
                    Materials


Clinton,            Techmer PM, LLC        Owned          151,000
  Tennessee


Rancho Dominguez,   Techmer PM, LLC        Leased         119,000
  California                                1999


Gainesville,        Techmer PM, LLC        Leased          36,374
  Georgia                                   2005



     Location            Facility       Owned/Leased  Approximate
                                                       Size (sq.
                                                         ft.)


Massillon,          Harwick   Chemical     Owned          100,000
  Ohio              Manufacturing


Wynne,              Harwick Chemical       Owned          119,000
  Arkansas          Manufacturing


Toluca,             Hanna Polimeros        Owned           37,978
  Mexico


Assesse,            Wilson Color           Owned          120,976
  Belgium


Tossiat,            Wilson Color           Owned           87,188
  France


Bendorf,            Wilson Color           Owned           72,086
  Germany


Angered,            Wilson Color           Owned           22,259
  Sweden

Saint Ouen(Paris),  Wilson Color           Owned           46,285
  France


Coventry,           Victor                 Leased          52,750
  England           International           2000


Manchester,         Victor                 Owned           58,890
  England           International




     Location            Facility       Owned/Leased  Approximate
                                                       Size (sq.
                                                         ft.)


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


Pudong (Shanghai),  Hanna Wilson           Owned           30,400
  China             Polymer


Glostrup,           Wilson Color           Owned            7,545
  Denmark


Melle,              Melos Carl Bosch       Owned           69,225
  Germany


Forli,              So.F.teR               Owned          753,480
  Italy


     Location            Facility       Owned/Leased  Approximate
                                                       Size (sq.
                                                         ft.)


Civitanova/         So.F.teR               Owned           32,292
Porto S. Elpidio
  Italy


Lecco,              So.F.teR               Owned           43,056
  Italy




      Registrant's combined annual plastic and rubber compounding capacity and colorant manufacturing capacity, based on the estimated design capacities of Registrant's plants, amounts to approximately 766 million pounds of compounded rubber products, approximately 1 billion pounds of compounded plastic products and approximately 311 million pounds of colorants. A variation in the mix of products produced at a given plant results in a corresponding increase or decrease in the quantity of products that can be produced at full capacity. Beyond these estimated capacities for Registrant's rubber processing and plastic processing manufacturing properties, there are no comparative measurement units of production capacity that reasonably can be ascribed to Registrant's other properties in the processing segment.

      Registrant's  50 percent-owned partnership, DH  Compounding
Company, owns and operates an engineering plastics compounding plant in Clinton, Tennessee. The 150,000 square foot plant has an annual design capacity of 150 million pounds.


ITEM 3.   LEGAL PROCEEDINGS

      Registrant, directly and indirectly through wholly-owned subsidiaries, is obligated for costs of environmental remediation measures taken and to be taken in connection with certain operations that have been sold or discontinued. These include the clean-up of a Superfund site and participation with other companies in the clean-up of hazardous waste disposal sites, several of which have been closed. Registrant has established reserves for these anticipated liabilities for environmental remediation, which do not reflect potential insurance recoveries and which management believes are adequate to cover Registrant's ultimate exposure. Registrant believes that these liabilities will not have a material adverse effect on the Registrant's results of operations, financial position or cash flows.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


_______   EXECUTIVE OFFICERS OF THE REGISTRANT


      The following table lists information as of March 1, 1999, as to each executive officer of the Registrant, including his position with the Registrant as of that date and other positions held by him during at least the past five years:


M. D. Walker                   Chairman    and   Chief    Executive
  Age - 66                     Officer,  September 1986 to December
                               1996 and
                               October 1998 to date.


L. L. Beach                    Vice   President,  Human  Resources,
  Age - 54                     April 1995 to date.  Vice President,
                               Human   Resources  of  Kraft   Foods
                               International   (manufacturer    and
                               distributor  of  consumer  products)
                               1991 to April 1995.


K. J. Darragh                  Senior  Vice  President, Operations,
  Age - 52                     May  1997  to  date.   President   -
                               Cadillac Plastic, February  1995  to
                               May  1997. Vice President Operations
                               - Cadillac Plastic, February 1991 to
                               January 1995.

M. S. Duffey                   Senior  Vice President, Finance  and
  Age - 44                     Administration, August 1998 to date.
                               Vice  President and Chief  Financial
                               Officer, August 1996 to August 1998.
                               Vice   President,  Chief   Financial
                               Officer and Treasurer of Registrant,
                               April 1995 to August 1996. Treasurer
                               of the Registrant, July 1994 - April
                               1995.  Vice President and Treasurer,
                               Foote,      Cone      &      Belding
                               Communications,  Inc.   (advertising
                               agency) 1992 - July 1994.



A. F. Pizzelanti               Vice      President,     Information
  Age - 60                     Technology,  January 1997  to  date.
                               Vice      President,      Management
                               Information Systems, Premier Farnell
                               (industrial      and     electronics
                               distributor)  1995  to  1996;  Chief
                               Information   Officer    and    Vice
                               President,  Information  Technology,
                               James  River  Corp. (paper  products
                               manufacturer) 1993 to 1995.


J. R. Gwinnell                 Vice       President,      Corporate
  Age - 43                     Development  and Strategy,  February
                               4,  1998  to date. Senior Engagement
                               Manager,  McKinsey & Company,  Inc.,
                               (management  consultants),  1989  to
                               1996.   Vice  President,   Strategy,
                               Westinghouse  Electric   Corporation
                               (electrical equipment manufacturer),
                               1996 to February 1998.


G. W. Henry                    Executive  Vice President, Worldwide
  Age - 53                     Plastics,  August  1998   to   date.
                               Senior Vice President, International
                               Operations, May 1997 to August 1998.
                               Vice President - Operations, 1992  -
                               1994;  Vice President, International
                               Operations, 1994 - May 1997.



J. S. Pyke, Jr.                Vice President, General Counsel  and
  Age - 60                     Secretary, 1979 to date.


D. R. Schrank                  Senior  Vice  President, Operations,
  Age - 50                     May 1997 to date. Vice President and
                               Chief   Financial  Officer  of   the
                               Registrant, September 1993  -  April
                               1995; Vice President, North American
                               Plastics Operations, April  1995  to
                               May 1997.


C. R. Sachs                    Treasurer,  August  1996  to   date.
  Age - 46                     Treasurer      Outboard       Marine
                               Corporation     (manufacturer     of
                               recreational   boats   and    marine
                               engines) 1992-1996.


T. E. Lindsey                  Controller, July 1990 to date.
  Age - 48


                             PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS


          See the tables regarding Registrant's stock price data at page 25 and Shareholder Information at the bottom of page 26 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1998, which tables and information are incorporated herein by this reference.

ITEM 6.   SELECTED FINANCIAL DATA

          See Selected Financial Data at pages 26 and 27 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1998, which Selected Financial Data is incorporated herein by this reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          See pages 28 through 30 of Registrant's Annual Report distributed to stockholders for the fiscal year ended
          December 31, 1998, which pages are incorporated herein by this reference.


ITEM 7.A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
          RISK.

          See the paragraphs captioned "Concentrations of Credit Risk" and "Derivative Financial Instruments" on page 17, and "Financial Instruments," "Cash and Cash Equivalents," "Long and Short-Term Debt," and "Foreign Exchange Contracts" and the corresponding table on pages 22 to 23, and the paragraph captioned "Market
          Risk" on page 29 of the Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1998, which paragraphs and table are incorporated herein by this reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See pages 13 through 25 and the bottom of page 30 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1998, which pages are incorporated herein by this reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                            PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


          Directors


          See the table listing nominees for directors on page 2 of Registrant's definitive proxy statement distributed to stockholders dated March 18, 1999, filed with the Commission pursuant to Regulation 14A, which table is incorporated herein by this reference.


          Executive Officers


          See the item captioned "Executive Officers of the Registrant" in Part I of this Form 10-K, which item is incorporated herein by this reference.


          Section 16(a) Beneficial Ownership Reporting Compliance


          See the paragraph bearing the foregoing caption on page 5 of Registrant's definitive proxy statement distributed to stockholders dated March 18, 1999, filed with the Commission pursuant to Regulation 14A, which paragraph is incorporated herein by this reference.


ITEM 11.  EXECUTIVE COMPENSATION


          See the section captioned "Executive Compensation" at pages 5 through 13 of Registrant's definitive proxy statement distributed to stockholders dated March 18, 1999, filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a)       Security Ownership of Certain Beneficial Owners:

          See the section captioned "Holdings of Shares of the Company's Common Stock" at page 5 of Registrant's definitive proxy statement distributed to stockholders dated March 18, 1999 filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.

(b)       Security Ownership by Management:

          See the table, and footnotes thereto, regarding beneficial ownership of the Registrant's Common Stock by management, at page 3 of Registrant's definitive proxy statement distributed to stockholders dated March 18, 1999 filed with the Commission pursuant to Regulation 14A, which table and footnotes are incorporated herein by this reference.


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

     (c) Indenture dated September 15, 1991 between the Registrant and Ameritrust Company, National Association, Trustee relating to Registrant's $150,000,000 aggregate principal amount of 9 3/8% Senior notes due 2003, filed as
     Exhibit 4 to the Registrant's Form S-3 filed on September 18, 1991, and incorporated herein by this reference.


     (d) Associates Ownership Trust Agreement dated September 12, 1991, between Registrant and Wachovia Bank of North Carolina, filed as Exhibit 28.3 to Registrant's Current Report on Form 8-K dated September 12, 1991, and incorporated herein by this reference.
 (10)     Material Contracts:


     *(a) 1988 Long-Term Incentive Plan, and forms of Grants of Stock Options, Grants of Appreciation Rights and Grants of Long-Term Incentive Units thereunder, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, and incorporated herein by this reference. Also forms of 1989 Stock Option Agreement, 1989 Grant of Appreciation Rights and 1989 Grant of Long-Term Incentive Units, filed as Exhibit 10(e) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by this reference. Also 1990 Amendment to the Plan, filed as Exhibit 10(e) to Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by this reference and forms of 1990 Stock Option Agreement, 1990 Grant of Appreciation Rights and 1990 Grant of Long-Term Incentive Units, filed as
     Exhibit 10(e) to Registrant's Form 10-K for the fiscal year ended December 31, 1990 and incorporated herein by this reference. Also 1991 Amendment to the Plan, filed as
     Exhibit 10(f) to Registrant's Form 10-K for the fiscal year ended December 31, 1991, and incorporated herein by this reference. Also 1994 Amendment to the Plan, filed as Exhibit A to Registrant's definitive proxy statement distributed to stockholders dated March 17, 1994 and incorporated herein by this reference. Also forms of Stock Option Agreement, Performance Share Award Agreement and Restricted Stock
     Agreement entered into by all participants in the Plan, filed as Exhibit 10(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, and incorporated herein by this reference.

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

     *(d) Form of Amended and Restated Employment Agreement dated as of August 5, 1998 between Registrant and certain of Registrant's executive officers filed herewith.

     *(e) Description of Directors' compensation and retirement benefit, set forth in the section captioned "Directors' Compensation" on page 14 of Registrant's definitive proxy statement dated March 18, 1999, as distributed to stockholders and filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.

     *(f) Excess Benefit Plan in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by this reference.

     *(g) Supplemental Retirement Benefit Plan in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by this reference. Also, Amendment and Restatement of M.A. Hanna Company Supplemental Retirement Plan dated as of January 1, 1999, filed herewith.

     *(h) Voluntary Non-Qualified Deferred Compensation Plan in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit A to the Registrant's definitive proxy statement distributed to stockholders dated March 20, 1995 filed with the Commission pursuant to Regulation 14A, which Exhibit A is incorporated herein by this reference.

     (i) Termination Agreement and Release between Registrant and its former Chairman of the Board and Chief Executive
     Officer, D. J. McGregor, dated as of October 7, 1998, filed herewith.



          [*-   Identifies  management contract  or  compensation
          plans  or  arrangements filed pursuant to  Item  601(b)
          (10) (iii) (A) ]


(11) Computation of per share earnings, filed herewith.

(13) Registrant's Annual Report as distributed to stockholders for the fiscal year ended December 31, 1998, filed herewith.

(18) Letter regarding Change in Accounting Principles, filed herewith.

(21) Subsidiaries of the Registrant, filed herewith.

(23) Consent of Independent Accountants, filed herewith.

(24) Powers of Attorney of certain Directors of Registrant, filed herewith.

(27) Financial Data Schedule, filed herewith.


     (ii) Other exhibits:


            Financial statements (and consent of independent accountants) pursuant to Form 11-K and Rule 15D-21 for the year ended December 31, 1998, for the Capital Accumulation Plan for Salaried Employees of M. A. Hanna Company and Associated Companies, and for stock purchase/savings plans of Registrant's subsidiaries and divisions will be filed as exhibits to the Form 10-K under a Form 10-K/A amendment not later than June 29, 1999.


(b)  Since September 30, 1998, Registrant has filed no report  on
     Form 8-K.

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


                                   M. A. HANNA COMPANY
                                        (Registrant)



Date:     March 22, 1999      By   /s/J. S. Pyke, Jr.
                                  J. S. Pyke, Jr.
                                  Vice President, General Counsel
                                  and Secretary


     Pursuant to the requirements of the Securities and Exchange
     Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:     March 22, 1999           By   /s/M. D. Walker     _____
                                  M. D. Walker
                                  Chairman and Chief
                                  Executive Officer (Principal
                                  Executive      Officer) and
                                  Director



Date:     March 22, 1999     By    /s/M. S. Duffey
                                  M. S. Duffey
                                  Senior Vice President
                                  Finance and Administration
                                  (Principal Financial Officer)



Date:     March 22, 1999     By    /s/T. E. Lindsey
                                  T. E. Lindsey
                                  Controller
                                  (Principal Accounting Officer)







                                   C. A. Cartwright, Director


                                   W. R. Embry, Director


                                   J. T. Eyton, Director


                                   R. A. Garda, Director


By   /s/T. E. Lindsey              G. D. Harnett, Director
     T. E. Lindsey
     Attorney-In Fact
                                   G. D. Kirkham, Director

Date: March 22, 1999
                                   D. B. Lewis, Director


                                   M. L. Mann, Director


                                   R. W. Pogue, Director














                          FORM 10-K

                    ITEM 14(a)(1) and (2)

             FINANCIAL STATEMENTS AND SCHEDULES

                     M.A. HANNA COMPANY



The following consolidated financial statements of the Registrant and its consolidated subsidiaries, included in the annual report of the Registrant to its stockholders for the year ended December 31, 1998, are incorporated herein by reference in Item 8:

     Summary of accounting policies
     Consolidated balance sheets - December 31, 1998 and 1997
      Consolidated statements of income, stockholders' equity and cash flows - years ended December 31, 1998, 1997 and 1996
     Notes to financial statements

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







                             F-1







            Report of Independent Accountants on
                Financial Statement Schedule



To the Board of Directors of M.A. Hanna Company

Our audits of the consolidated financial statements referred to in our report dated January 27, 1999 appearing on page 30 of the 1998 Annual Report to Stockholders of M.A. Hanna Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP


Cleveland, Ohio
January 27, 1999





                             F-2









SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES



             COL. A                        COL. B             COL. C
                                                             ADDITIONS
                                                          (1)           (2)
                                                        Charged       Charged
                                           Balance      to Costs      to Other
                                         at Beginning     and         Accounts
           DESCRIPTION                    of Period     Expenses     - Describe


Year ended December 31, 1998:
   Deducted from asset accounts:
      Allowance for doubtful accounts   $  8,649,000   $ 2,596,000  $  49,000(a)

   Reserve for Profit Improvement Plan             -    29,800,000          -

Year ended December 31, 1997:
   Deducted from asset accounts:
      Allowance for doubtful accounts      7,572,000     4,073,000     84,000(a)

Year ended December 31, 1996:
   Deducted from asset accounts:
      Allowance for doubtful accounts     11,034,000     3,362,000    934,000(a)






             COL. A                        COL. D           COL. E



                                         Deductions -    Balance at End
                                          Describe         of Period
           DESCRIPTION


Year ended December 31, 1998:
   Deducted from asset accounts:
      Allowance for doubtful accounts   $ 1,537,000(b)    $ 9,757,000

   Reserve for Profit Improvement Plan   19,601,000(c)     10,199,000

Year ended December 31, 1997:
   Deducted from asset accounts:
      Allowance for doubtful accounts     3,080,000(b)      8,649,000

Year ended December 31, 1996:
   Deducted from asset accounts:
      Allowance for doubtful accounts     7,758,000(b)      7,572,000




(a)  Reserves of companies acquired and translation impact of foreign reserves.
(b)  Uncollectible amounts written off.
(c)  Asset write-offs, severance payments and plant closure costs.


                               F-3









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


     (c)   Indenture dated September 15, 1991
     between  the  Registrant and  Ameritrust
     Company,  National Association,  Trustee
     relating  to  Registrant's  $150,000,000
     aggregate  principal amount  of  9  3/8%
     Senior  notes due 2003, filed as Exhibit
     4 to the Registrant's Form S-3 filed on September 18, 1991, and incorporated herein by this reference.



     (d)     Associates    Ownership    Trust
     Agreement  dated  September  12,   1991,
     between Registrant and Wachovia Bank  of
     North Carolina, filed as Exhibit 28.3 to
     Registrant's Current Report on Form  8-K
     dated    September   12,    1991,    and
     incorporated herein by this reference.



 (10)     Material Contracts:


     *(a) 1988 Long-Term Incentive Plan,  and
     forms of Grants of Stock Options, Grants
     of  Appreciation Rights  and  Grants  of
     Long-Term  Incentive  Units  thereunder,
     filed  as  Exhibit 10(e) to Registrant's
     Annual  Report  on  Form  10-K  for  the
     fiscal year ended December 31, 1988, and
     incorporated  herein by this  reference.
     Also   forms   of  1989   Stock   Option
     Agreement,  1989  Grant of  Appreciation
     Rights   and  1989  Grant  of  Long-Term
     Incentive Units, filed as Exhibit  10(e)
     to Registrant's Annual Report on Form 10-
     K for the fiscal year ended December 31,
     1989  and  incorporated herein  by  this
     reference.  Also 1990 Amendment  to  the
     Plan,   filed   as  Exhibit   10(e)   to
     Registrant's  Form 10-K for  the  fiscal
     year   ended  December  31,   1990   and
     incorporated  herein by  this  reference
     and   forms   of   1990   Stock   Option
     Agreement,  1990  Grant of  Appreciation
     Rights   and  1990  Grant  of  Long-Term
     Incentive Units, filed as Exhibit  10(e)
     to Registrant's Form 10-K for the fiscal
     year   ended  December  31,   1990   and
     incorporated  herein by this  reference.
     Also  1991 Amendment to the Plan,  filed
     as Exhibit 10(f) to Registrant's Form 10-
     K for the fiscal year ended December 31,
     1991,  and incorporated herein  by  this
     reference.  Also 1994 Amendment  to  the
     Plan, filed as Exhibit A to Registrant's
     definitive  proxy statement  distributed
     to stockholders dated March 17, 1994 and
     incorporated  herein by this  reference.
     Also  forms  of Stock Option  Agreement,
     Performance  Share Award  Agreement  and
     Restricted Stock Agreement entered  into
     by  all participants in the Plan,  filed
     as  Exhibit 10(a) to Registrant's Annual
     Report on Form 10-K for the fiscal  year
     ended    December    31,    1997,    and
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
     incorporated herein by this reference.



     *(d)   Form  of  Amended  and   Restated
     Employment Agreement dated as of  August
     5,  1998  between Registrant and certain
     of   Registrant's  executive   officers,
     filed herewith.                                     39



     *(e)     Description    of    Directors'
     compensation and retirement benefit, set
     forth    in    the   section   captioned
     "Directors' Compensation" on page 14  of
     Registrant's definitive proxy  statement
     dated March 18, 1999, as distributed  to
     stockholders   and   filed   with    the
     Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.



     *(f) Excess Benefit Plan in which any of
     the   five   most   highly   compensated
     executive officers of the Registrant participates, filed as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by this reference.



     *(g)   Supplemental  Retirement  Benefit
     Plan  in  which  any of  the  five  most
     highly compensated executive officers of
     the  Registrant participates,  filed  as
     Exhibit  10(k)  to  Registrant's  Annual
     Report on Form 10-K for the fiscal  year
     ended December 31, 1992 and incorporated
     herein   by   this   reference.    Also,
     Amendment and Restatement of M.A.  Hanna
     Company  Supplemental  Retirement   Plan
     dated  as  of  January  1,  1999,  filed
     herewith.                                           59



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



     (i)   Termination Agreement and  Release
     between   Registrant  and   its   former
     Chairman   of   the  Board   and   Chief
     Executive Officer, D. J. McGregor, dated
     as of October 7, 1998, filed herewith.              80



          [*-  Identifies management contract
          or     compensation    plans     or
          arrangements  filed   pursuant   to
          Item 601(b) (10) (iii) (A) ]


(11) Computation of per share earnings, filed
herewith.                                                90


(13)    Registrant's   Annual    Report    as
distributed  to stockholders for  the  fiscal
year ended December 31, 1998, filed herewith.            91


(18)  Letter  regarding Change in  Accounting
Principles, filed herewith.                             127


(21)  Subsidiaries  of the Registrant,  filed
herewith.                                               128


(23)   Consent  of  Independent  Accountants,
filed herewith.                                         129


(24)  Powers of Attorney of certain Directors
of Registrant, filed herewith.                          130


(27) Financial Data Schedule, filed herewith.           140


     (ii) Other exhibits:


           Financial statements (and  consent
of  independent accountants) pursuant to Form
11-K  and  Rule  15D-21 for  the  year  ended
December   31,   1998,   for   the    Capital
Accumulation  Plan for Salaried Employees  of
M. A. Hanna Company and Associated Companies,
and  for  stock  purchase/savings  plans   of
Registrant's subsidiaries and divisions will be filed as exhibits to the Form 10-K under a Form 10-K/A amendment not later than June 29, 1999.


(b) Since September 30, 1998, Registrant has filed no report on Form 8-K.


(c)  The response to this portion of Item  14
     is   submitted  as  a  separate  Section
     commencing on page X-1 of this Form  10-
     K.


(d)  The response to this portion of Item  14
     is   submitted  as  a  separate  section
     commencing on page F-1 of this Form  10-
     K.