Form 10-Q
period 1999-03-31
HANNA M A CO/DE
filed 1999-05-10
CIK 45370

SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C. 20549

                             FORM 10-Q


           QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                  SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED March 31, 1999


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


           Common Shares Outstanding, as of the close of the period covered by this report 49,639,214.












       M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                             INDEX





                                                            PAGE

PART  I - FINANCIAL INFORMATION


     Item 1. Financial Statements.
               Consolidated Statements of Income -
                 Three Months ended
                 March 31, 1999 and 1998                       2

               Consolidated Balance Sheets -
                  March 31, 1999 and December 31, 1998         3

               Consolidated Statements of
                 Cash Flows - Three Months Ended
                  March 31, 1999 and 1998                      4

               Notes to Consolidated Financial Statements    5-6

     Item 2. Management's Discussion and Analysis of
               Interim Financial Condition and Results
               of Operations.                                7-9

PART II - OTHER INFORMATION

     Item 4. Submission of Matter to a Vote of
               Security Holders                               10

     Item 6. Exhibits and Reports on Form 8-K                 10










                               PART  I

           M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME
                             (Unaudited)

                                                Three Months Ended
                                                    March 31
                                             1999               1998
                                   (Dollars in thousands except per share data)

Net Sales                                $ 580,559           $ 591,501

Costs and Expenses
    Cost of goods sold                     475,478             477,272
    Selling, general and administrative     78,717              74,864
    Interest on debt                         8,282               8,272
    Amortization of intangibles              3,997               4,057
    Other - net                              1,075               1,141
                                           567,549             565,606

Income Before Income Taxes and
Cumulative Effect of a Change in
Accounting Principle                        13,010              25,895

    Income taxes                             5,269              10,488

Income Before Cumulative Effect
of a Change in  Accounting Principle         7,741              15,407

  Cumulative effect of a change in
    accounting  principle                        -              (2,059)

Net Income                               $   7,741           $  13,348

Net Income per Share
  Basic
   Income before cumulative effect
     of a change in accounting principle $     .17           $     .34

   Cumulative effect of a change in
     accounting principle                        -                (.05)

   Net income                            $     .17           $     .29

  Diluted
   Income before cumulative effect
     of a change in accounting principle $     .17           $     .34

   Cumulative effect of a change in
     accounting principle                        -                (.05)

   Net income                            $     .17           $     .29

Dividends per common share               $   .1200           $   .1125











             M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                                                   March         December
                                                  31, 1999       31, 1998
                                                   (Dollars in thousands)
          Assets

Current Assets
    Cash and cash equivalents                  $    34,979     $    32,322
    Receivables                                    377,779         350,102
    Inventories:
        Finished products                          175,603         169,830
        Raw materials and supplies                  68,030          66,703
                                                   243,633         236,533
    Prepaid expenses                                14,064           9,937
    Deferred income taxes                           23,008          25,554
        Total current assets                       693,463         654,448

Property, Plant and Equipment                      599,056         598,573
    Less allowances for depreciation               266,713         258,986
                                                   332,343         339,587
Other Assets
    Goodwill and other intangibles                 464,695         467,577
    Investments and other assets                    91,163          91,277
    Deferred income taxes                           39,469          41,008
                                                   595,327         599,862
                                               $ 1,621,133     $ 1,593,897

   Liabilities and Stockholders' Equity

Current Liabilities
    Notes payable to banks                     $     3,938     $     3,391
    Trade payables and accrued expenses            382,192         358,081
    Current portion of long-term debt                1,751           2,611
        Total current liabilities                  387,881         364,083

Other Liabilities                                  207,293         210,476

Long-term Debt
    Senior notes                                    87,775          87,775
    Medium-term notes                              160,000         160,000
    Other                                          239,852         233,111
                                                   487,627         480,886
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued -0- shares in 1999 and 1998               -               -
    Common stock, par value $1
        Authorized 100,000,000 shares
        Issued 66,078,071 shares at March  31,
            1999 and 66,059,298 shares
            at December 31, 1998                    66,078          66,059
    Capital surplus                                295,880         293,613
    Retained earnings                              472,981         470,566
    Accumulated translation adjustment             (15,425)        (12,327)
    Associates ownership trust                     (66,950)        (65,255)
    Cost of treasury stock (16,438,857 shares
        at March 31, 1999 and 16,439,467 shares
        at December 31, 1998)                     (214,232)       (214,204)
                                                   538,332         538,452
                                               $ 1,621,133     $ 1,593,897











              M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                            THREE MONTHS ENDED
                                                                  MARCH 31
                                                            1999         1998
                                                          (Dollars in thousands)

Cash Provided from (Used for) Operating Activities
    Net income                                             $  7,741  $  13,348
    Depreciation and amortization                            16,196     14,393
    Companies carried at equity:
        Income                                               (1,035)      (891)
        Dividends received                                      800        500
    Changes in operating assets and liabilities:
        Receivables                                         (31,848)   (32,190)
        Inventories                                         (10,532)   (10,730)
        Prepaid expenses                                     (2,671)       242
        Trade payables and accrued expenses                  27,461      7,666
    Restructuring payments                                   (2,699)      (656)
    Cumulative effect of a change in accounting principle         -      3,460
    Other                                                     7,299      4,104
           Net operating activities                          10,712       (754)

Cash Provided from (Used for) Investing Activities
    Capital expenditures                                    (10,141)   (15,937)
    Acquisitions of businesses, less cash acquired           (9,423)   (59,114)
    Acquisition payments                                       (233)      (207)
    Sales of assets                                             300          -
    Investments in associated and other companies              (200)         -
    Return of cash from associated and other companies          512          -
    Other                                                     1,852      1,306
           Net investing activities                         (17,333)   (73,952)

Cash Provided from (Used for) Financing Activities
    Cash dividends paid                                      (5,326)    (5,032)
    Proceeds from the sale of common stock                      221      1,498
    Purchase of shares for treasury                               -     (6,113)
    Increase in debt                                         51,405     94,397
    Reduction in debt                                       (35,718)    (6,185)
           Net financing activities                          10,582     78,565

    Effect of exchange rate changes on cash                  (1,304)      (517)

Cash and Cash Equivalents
    Increase                                                  2,657      3,342
    Beginning of period                                      32,322     41,430
    End of period                                          $ 34,979  $  44,772

Cash paid (received) during period
    Interest                                               $  6,306  $   8,688
    Income taxes paid (refunded), net                        (3,604)     2,385












           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                         March 31, 1999



Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in the opinion of the Company include all adjustments necessary to present fairly the results of operations, financial position, and changes in cash flow. Reference should be made to the footnotes included in the 1998 Annual Report.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

Net Income Per Share of Common Stock

Basic net income per share is computed by dividing net income applicable to common stock by the average number of shares outstanding of 44,483,690 and 44,871,546 for the quarters ended March 31, 1999 and 1998, respectively. Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans.

The number of shares used to compute diluted net income per share is based on the number of shares used for basic net income per share increased by the common stock equivalents which would arise from the exercise of stock options. The average number of shares used in the computation was 44,551,555 and 45,720,484 for the quarters ended March 31, 1999 and 1998, respectively.

Comprehensive Income

Comprehensive income for the first quarter of 1999 and 1998 was $4,643 and $12,399, respectively. Comprehensive income includes net income and foreign currency translation adjustments for the quarters ended March 31, 1999 and 1998.

Pending Accounting Changes

In  June  1998  the Financial Accounting Standards  Board  issued
Statement  No.  133  "Accounting for Derivative  Instruments  and
Hedging Activities". The Company is analyzing the impact of Statement 133.

Profit Improvement Plan

During the first quarter of 1999, the Company continued to take actions under its Profit Improvement Plan announced during the third quarter of 1998. Details of the utilization of the profit improvement accruals during the first quarter of 1999 are as follows:

                        Accrual          Utilized        Accrual
                        balance           first          balance
                    December 31,1998   quarter 1999   March 31, 1999
Associate costs       $  5,257          $  1,005        $  4,252
Asset write-downs        2,779               568           2,211
Plant closures           2,163               703           1,460
                      $ 10,199          $  2,276        $  7,923



Business Segments

The Company has three reportable segments - rubber processing, plastic processing and distribution. The reportable segments are business units that offer different products and services. Additionally, the manufacturing processes for rubber processing and plastic processing are different. Rubber processing includes
the   manufacture  of  custom  rubber  compounds  and  additives.
Plastic  processing  includes the production  of  custom  plastic
compounds   and   custom  formulated  colorants  and   additives.
Distribution includes distribution of engineered plastic shapes and thermoplastic and thermoset resins and Fiberglas TM materials.
Other   operations  include  the  Company's  Diversified  Polymer
Products business and its marine operations.

                    Rubber     Plastic  Distribu-             Other
                  Processing Processing ion       Operating Corporate Total
Quarter Ending March 31, 1999
 Net sales
   from external
   customers      $130,199   $225,449   $221,288  $3,623    $    -    $580,559
 Intersegment
   sales               717      5,358      1,662       -         -       7,737
 Operating income   11,366     13,926      2,517     236    (6,753)     21,292

Quarter Ending March 31, 1998
 Net sales
  from external
  customers       $138,789   $217,169   $231,719  $3,824    $    -    $591,501
 Intersegment
  sales                733      5,941      1,825       -         -       8,499
 Operating income   15,398     15,580      9,170     171    (6,152)     34,167











          MANAGEMENT'S DISCUSSION AND ANALYSIS OF

   INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS




Results of Operations

Net  sales decreased from $591.5 million in 1998 to  $580.6
million  in  1999, representing a decrease of 1.8  percent.
Sales  in  the plastic processing businesses increased  3.4
percent  to  $230.8  million in 1999 compared  with  $223.1
million  in  1998.   Volume was down .6 percentage  points,
price/mix was a negative 2.7 percentage points and  foreign
exchange  accounted for .7 percentage point increase.   The
acquisition of So.F.teR added 6 percentage points.   Rubber
processing  sales decreased 6.2 percent to  $130.9  million
compared with $139.5 million in 1998.  Volume decreased 3.9
percentage  points  while  price/mix  was  a  negative  2.2
percentage  points.   Foreign  exchange  accounted  for  .1
percentage point of the decline. Distribution sales were $223 million in 1999 compared with $233.5 million in 1999, a decrease of 4.5 percent. Foreign exchange had a negative impact of 1.3 percentage points while price/mix accounted for 2.7 percentage points of the decline. Volume had a negative .5 percentage point impact.

Gross margins were 18.1 percent in 1999 compared with  19.3
percent in 1998.  The decrease in gross margins is  due  to
the  year  over  year performance issues  in  our  domestic
plastic   compounding  business  as  well  as  our   shapes
distribution business.  In addition, margins in our  rubber
processing business declined on a year over year basis  due
to   lower  volumes  domestically,  a  shift  in  price/mix
internationally  and  plant  expansion  costs.   Our  resin
distribution business also continues to be impacted by pricing pressures.

Selling,  general and administrative costs  increased  $3.8
million  to $78.7 million or 13.6 percent of sales in  1999
as   compared   with  12.7  percent  of  sales   in   1998.
Acquisitions accounted for $2.2 million of the increase with the balance of the increase attributable to costs associated with international plastics and the Techmer joint venture, both growing businesses in terms of sales and the search for a new chief executive officer.

Liquidity and Sources of Capital

Operating  activities  provided  $10.7  million.    Working
capital  used  $17.6  million reflecting  the  increase  in
activity in the first quarter of 1999 as compared with  the
fourth  quarter of 1998.  Investing activities  used  $17.3
million and included $10.1 million for capital expenditures
and  $9.4  million for acquisitions.  Financing  activities
provided  $10.6 million from increased borrowings of  $15.7
million offset by $5.3 million to pay dividends.

The  current ratio was 1.8:1 at March 31, 1999 and December
31,  1998.  Debt to total capital was 47.5 percent at March
31, 1999 and 47.2 percent at December 31, 1998.

Market Risk

The Company is exposed to foreign currency exchange risk in the ordinary course of business. Management has examined the Company's exposure to this risk and has concluded that the Company's exposure in this area is not material to fair values, cash flows or earnings.

The  Company is exposed to foreign currency exchange  risks
in  the  ordinary course of its business operations due  to
the  fact  that  the  Company's products  are  provided  in
numerous  countries  around the  world  and  collection  of
revenues and payment of certain expenses may give  rise  to
currency   exposure.    The  Company   also   enters   into
intercompany  lending  transactions and   foreign  exchange
contracts related to this foreign currency exposure.

Environmental Matters

The  Company  is  subject to various laws  and  regulations
concerning environmental matters.  The Company is committed
to   a  long-term  environmental  protection  program  that
reduces   releases   of  hazardous   materials   into   the
environment as well as to the remediation of identified existing environmental concerns.

Claims  have been made against subsidiaries of the  Company
for costs of environmental remediation measures taken or to
be  taken in connection with operations that have been sold
or  closed.  These include the clean-up of Superfund  sites
and  participation with other companies in the clean-up  of
hazardous waste disposal sites, several of which have  been
designated   as   Superfund  sites.   Reserves   for   such
liabilities   have  been  established  and   no   insurance
recoveries  have  been anticipated in the determination  of
reserves.   While  it  is  not  possible  to  predict  with
certainty, management believes that the aforementioned claims will be resolved without material adverse effect on the financial position, results of operations or cash flows of the Company.

Year 2000 Readiness Disclosure

The Company is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. It has undertaken various initiatives intended to ensure that its computer programs and embedded computer chips will perform as intended regardless of date and that all data including dates can be accessed and processed with expected results.
The Company expects to be substantially year 2000 compliant by June 30, 1999.

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

It  is  expected that the new systems and software will  be
installed,  tested  and operating no later  than  June  30,
1999.   When  installed the new systems and  software  will
comprise  at  least 95% of the systems and  software  being
operated by the Company worldwide.  In connection with  the
introduction of the new systems and software,  the  Company
has  identified the legacy systems being retained which are
not  currently year 2000 compliant, and has  put  in  place
programs  to bring them to a state of year 2000  compliance
in  1999  through upgrading or replacement, as appropriate.
In  addition,  the  Company has implemented  a  program  to
identify   and  test  date  chips  to  ensure   year   2000
functionality, with a formal monthly reporting procedure.

The  Company  has  also  been engaged  in  the  process  of
identifying   and  prioritizing  critical   suppliers   and
customers  at the direct interface level, and communicating
with  respect  to  their  state  of  year  2000  readiness.
Evaluations   of  the  most  critical  third  parties   has
commenced and will be followed by the development of contingency plans.

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

The  failure to correct a material year 2000 problem  could
result  in  an  interruption in, or a failure  of,  certain
normal  business  activities or operations.   Such  failure
could materially and adversely affect the Company's results
of   operations,  liquidity  and  financial  condition   or
adversely  affect  the  Company's  relationships  with  its
suppliers,  customers or other third parties.  Due  to  the
general  uncertainty  inherent in the  year  2000  problem,
resulting  in  part from the uncertainty of the  year  2000
readiness of suppliers and customers, the Company is unable
to  determine at this time whether the consequences of year
2000  failures will have a material impact on its financial
position, results of operations or cash flows.  The Company
believes   that   the   scheduled   completion    of    the
implementation of the new systems and software prior to June 30, 1999 should reduce the possibility of significant interruptions of normal operations.

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









                            PART II





Item 4.   Submission of Matters to a Vote of Security Holders


      a.)  Annual meeting of stockholders held May 5, 1999.

      b.) Proxies for the meeting were solicited to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management nominees as listed in the Proxy Statement. The following eleven directors were elected: Carol A. Cartwright, Wayne R. Embry, J. Trevor Eyton, Robert A. Garda, Gordon D. Harnett, David H. Hoag, George D. Kirkham, David Baker Lewis, Marvin L. Mann, Richard W. Pogue and Martin D. Walker.


      c.)   The appointment of PricewaterhouseCoopers LLP as  the
        Company's independent public accountants for the year 1999 was ratified and approved. There were 44,692,685 shares voted in the affirmative, 524,523 shares voted in the negative and 259,696 shares abstained.


Item 6.   Exhibits and Reports of Form 8-K


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



Date:   May 10, 1999