Form 10-Q
period 1999-06-30
HANNA M A CO/DE
filed 1999-08-13
CIK 45370

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED June 30, 1999
                  -------------

COMMISSION FILE NUMBER 1-5222
                       ------



                               M. A. HANNA COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




       STATE OF DELAWARE                                       34-0232435
-------------------------------                             ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


SUITE 36-5000, 200 PUBLIC SQUARE, CLEVELAND, OHIO              44114-2304
-------------------------------------------------              ----------
    (Address of principal executive offices)                   (Zip Code)


         Registrant's telephone number, including area code 216-589-4000
                                                            ------------


                                NOT APPLICABLE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and (2) has been subjected to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

                Common Shares Outstanding, as of the close of the
                    period covered by this report 48,899,382.

                M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES
                ------------------------------------------------
                                      INDEX
                                      -----




                                                                         PAGE
PART I - FINANCIAL INFORMATION

         Item 1.      Financial Statements.
                         Consolidated Statements of Income -
                            Three Months and Six Months Ended
                            June 30, 1999 and 1998                         2

                         Consolidated Balance Sheets -
                            June 30, 1999 and December 31, 1998            3

                         Consolidated Statements of
                          Cash Flows -Six Months Ended
                            June 30, 1999 and 1998                         4

                         Notes to Consolidated Financial Statements      5-6

         Item 2.      Management's Discussion and Analysis of
                         Interim Financial Condition and Results
                         of Operations.                                 7-11

PART II - OTHER INFORMATION

          Item 6.     Exhibits and Reports on Form 8-K                    12


                M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES
                ------------------------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)

                                                    Three Months Ended            Six Months Ended
                                                          June 30                     June 30
                                                 -------------------------   -------------------------
                                                     1999          1998         1999           1998
                                                     ----          ----         ----           ----
                                                      (Dollars in thousands except per share data)

Net Sales                                        $   594,263   $   595,613   $ 1,174,822   $ 1,187,114

Costs and Expenses
    Cost of goods sold                               486,987       486,040       962,465       963,312
    Selling, general and administrative               76,079        74,072       154,796       148,936
    Interest on debt                                   8,251         8,769        16,533        17,041
    Amortization of intangibles                        3,973         4,229         7,970         8,286
    Other - net                                        1,518           707         2,593         1,848
                                                 -----------   -----------   -----------   -----------
                                                     576,808       573,817     1,144,357     1,139,423
                                                 -----------   -----------   -----------   -----------
Income Before Income Taxes and
Cumulative Effect of Change in
Accounting Principle                                  17,455        21,796        30,465        47,691

    Income taxes                                       7,069         8,827        12,338        19,315
                                                 -----------   -----------   -----------   -----------

Income Before Cumulative Effect
of a Change in Accounting Principle                   10,386        12,969        18,127        28,376

   Cumulative effect of a change in
   accounting principle                                   --            --            --        (2,059)
                                                 -----------   -----------   -----------   -----------
Net Income                                       $    10,386   $    12,969   $    18,127   $    26,317
                                                 ===========   ===========   ===========   ===========

Net Income per Share
      Basic
          Income before cumulative effect
           of a change in accounting principle   $       .23   $       .29   $       .41   $       .63

         Cumulative effect of a change in
          accounting principle                            --            --            --          (.04)
                                                 -----------   -----------   -----------   -----------
         Net income                              $       .23   $       .29   $       .41   $       .59
                                                 ===========   ===========   ===========   ===========

      Diluted
          Income before cumulative effect
           of a change in accounting principle   $       .23   $       .29   $       .41   $       .62

         Cumulative effect of a change in
          accounting principle                            --            --            --          (.04)
                                                 -----------   -----------   -----------   -----------
         Net income                              $       .23   $       .29   $       .41   $       .58
                                                 ===========   ===========   ===========   ===========
Dividends per common share                       $       .12   $     .1125   $       .24   $      .225
                                                 ===========   ===========   ===========   ===========

                                     M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES
                                     ------------------------------------------------

                                                CONSOLIDATED BALANCE SHEETS
                                                ---------------------------
                                                        (Unaudited)

                                                                    June         December
                                                                  30, 1999       31, 1998
                                                                -----------    -----------
                                                                   (Dollars in thousands)
          Assets
          ------
Current Assets
    Cash and cash equivalents                                   $    39,623    $    32,322
    Receivables                                                     379,942        350,102
    Inventories:
        Finished products                                           167,423        169,830
        Raw materials and supplies                                   62,683         66,703
                                                                -----------    -----------
                                                                    230,106        236,533
    Prepaid expenses                                                 12,318          9,937
    Deferred income taxes                                            21,884         25,554
                                                                -----------    -----------
        Total current assets                                        683,873        654,448

Property, Plant and Equipment                                       603,159        598,573
    Less allowances for depreciation                                276,606        258,986
                                                                -----------    -----------
                                                                    326,553        339,587
Other Assets
    Goodwill and other intangibles                                  456,727        467,577
    Investments and other assets                                     90,123         91,277
    Deferred income taxes                                            38,317         41,008
                                                                -----------    -----------
                                                                    585,167        599,862
                                                                -----------    -----------
                                                                $ 1,595,593    $ 1,593,897
                                                                ===========    ===========

            Liabilities and Stockholders' Equity
            ------------------------------------

Current Liabilities
    Notes payable to banks                                      $     4,858    $     3,391
    Trade payables and accrued expenses                             372,590        358,081
    Current portion of long-term debt                                 1,614          2,611
                                                                -----------    -----------
        Total current liabilities                                   379,062        364,083

Other Liabilities                                                   208,809        210,476

Long-term Debt
    Senior notes                                                     87,775         87,775
    Medium-term notes                                               160,000        160,000
    Other                                                           217,635        233,111
                                                                -----------    -----------
                                                                    465,410        480,886
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued -0- shares in 1999 and 1998                               --             --
    Common stock, par value $1
        Authorized 100,000,000 shares
        Issued 66,123,152 shares at June 30, 1999 and
            66,059,298 shares at December 31, 1998                   66,123         66,059
    Capital surplus                                                 312,177        293,613
    Retained earnings                                               478,037        470,566
    Accumulated translation adjustment                              (17,016)       (12,327)
    Associates ownership trust                                      (72,976)       (65,255)
    Cost of treasury stock 17,223,770 shares at June 30, 1999
        and 16,439,467 shares at December 31, 1998)                (224,033)      (214,204)
                                                                -----------    -----------
                                                                    542,312        538,452
                                                                -----------    -----------
                                                                $ 1,595,593    $ 1,593,897
                                                                ===========    ===========


                M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES
                ------------------------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                               SIX MONTHS ENDED
                                                                    JUNE 30
                                                            ----------------------
                                                               1999           1998
                                                               ----           ----
                                                            (Dollars in thousands)

Cash Provided from (Used for) Operating Activities
    Net income                                              $  18,127    $  26,317
    Depreciation and amortization                              32,594       29,220
    Companies carried at equity:
        Income                                                 (2,385)      (2,333)
        Dividends received                                      1,400        1,550
    Changes in operating assets and liabilities:
        Receivables                                           (35,291)     (30,530)
        Inventories                                             2,751       (8,383)
        Prepaid expenses                                         (889)      (3,231)
        Trade payables and accrued expenses                    18,357        3,149
    Restructuring payments                                     (4,643)      (2,284)
    Cumulative effect of a change in accounting principle          --        3,460
    Other                                                      13,553        7,068
                                                            ---------    ---------
           Net operating activities                            43,574       24,003

Cash Provided from (Used for) Investing Activities
    Capital expenditures                                      (23,440)     (31,725)
    Acquisitions of businesses, less cash acquired             (9,423)     (59,121)
    Acquisition payments                                         (233)        (207)
    Sales of assets                                             2,197           --
    Investments in associated and other companies                (391)          --
    Return of cash from associated and other companies            512           --
    Other                                                       6,303       (3,220)
                                                            ---------    ---------
           Net investing activities                           (24,475)     (94,273)

Cash Provided from (Used for) Financing Activities
    Cash dividends paid                                       (10,657)     (10,054)
    Proceeds from the sale of common stock                        674        2,119
    Purchase of shares for treasury                                --      (13,463)
    Increase in debt                                           54,699      118,502
    Reduction in debt                                         (56,798)     (19,884)
                                                            ---------    ---------
           Net financing activities                           (12,082)      77,220

    Effect of exchange rate changes on cash                       284         (644)
                                                            ---------    ---------

Cash and Cash Equivalents
    Increase                                                    7,301        6,306
    Beginning of period                                        32,322       41,430
                                                            ---------    ---------
    End of period                                           $  39,623    $  47,736
                                                            =========    =========

Cash paid during period
    Interest                                                $  15,691    $  16,606
    Income taxes                                                  302       12,214


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  June 30, 1999
                                  -------------

Basis of Presentation
---------------------

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

Net Income Per Share of Common Stock
------------------------------------

Basic net income per share is computed by dividing net income applicable to common stock by the average number of shares outstanding of 44,577,005 and 44,654,530 for the quarters ended June 30, 1999 and 1998, respectively. Outstanding shares for the six months ended June 30, 1999 and 1998 were 44,530,611 and 44,767,542. Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans.

The number of shares used to compute diluted net income per share is based on the number of shares used for basic net income per share increased by the common stock equivalents which would arise from the exercise of stock options. The average number of shares used in the computation was 44,886,750 and 45,346,271 for the quarters ended June 30, 1999 and 1998, respectively, and 44,680,533 and 45,538,224 for the six months ended June 30, 1999 and 1998, respectively.

Comprehensive Income
--------------------

Comprehensive income for the second quarter of 1999 and 1998 was $8,795 and $11,878, respectively. Comprehensive income for the six months ended June 30, 1999 and 1998 was, $13,438 and $24,258, respectively. Comprehensive income includes net income and foreign currency translation adjustments for the quarters and six months ending June 30, 1999 and 1998, respectively.

Pending Accounting Changes
--------------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company is analyzing the impact of Statement 133. On June 30, 1999, the Financial Accounting Standards Board issued Statement 137, which delays the effective date of Statement 133 for one year to fiscal years beginning after June 15, 2000.

Profit Improvement Plan
-----------------------

During the first six months of 1999, the Company continued to take actions under its Profit Improvement Plan announced during the third quarter of 1998. Details of the utilization of the profit improvement accruals during the first six months of 1999 are as follows:

                              Accrual balance       Utilized first six      Accrual balance
                            December 31, 1998              months 1999        June 30, 1999
                            -----------------              -----------        -------------
Associate costs                      $  5,257                    2,402               $2,855
Asset write-downs                       2,779                    1,030                1,749
Plant closures                          2,163                    1,004                1,159
                                        -----                    -----                -----
                                      $10,199                   $4,436               $5,763
                                      =======                   ======               ======

Business Segments
-----------------

The Company has three reportable segments - rubber processing, plastic processing and distribution. The reportable segments are business units that offer different products and services. Additionally, the manufacturing processes for rubber processing and plastic processing are different. Rubber processing includes the manufacture of custom rubber compounds and additives. Plastic processing includes the production of custom plastic compounds and custom formulated colorants and additives. Distribution for the periods reported includes distribution of engineered plastic shapes and thermoplastic and thermoset resins and glass fiber materials. Other operations include the Company's Diversified Polymer Products business and its marine operations.

                                         Rubber         Plastic                    Other
                                        Processing     Processing   Distribution   Operating    Corporate       Total
                                        ----------     ----------   ------------   ---------    ---------       -----
QUARTER ENDING JUNE 30, 1999
Net sales from external customers         $130,721       $227,725       $232,132      $3,685     $             $594,263
Intersegment sales                             856          5,462          1,571           -            -         7,889
Operating income                            11,532         16,028          3,592         344      (5,790)        25,706

QUARTER ENDING JUNE 30, 1998
Net sales from external customers         $138,680       $217,789       $235,519      $3,625     $             $595,613
Intersegment sales                             582          6,523          1,863           -            -         8,968
Operating income                            14,608         13,051          7,812         278      (5,184)        30,565

SIX MONTHS ENDING JUNE 30, 1999
Net sales from external customers         $260,919       $453,175       $453,420      $7,308     $           $1,174,822
Intersegment sales                           1,573         10,820          3,232           -            -        15,625
Operating income                            22,898         29,954          6,110         579     (12,543)        46,998

SIX MONTHS ENDING JUNE 30, 1998
Net sales from external customers         $277,468       $434,959       $467,237      $7,450     $           $1,187,114
Intersegment sales                           1,315         12,464          3,688           -            -        17,467
Operating income                            30,006         28,631         16,981         450     (11,336)        64,732


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------

              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------------------------




Results of Operations
---------------------

Consolidated net sales for the quarter ending June 30 decreased slightly from $595.6 million in 1998 to $594.3 million in 1999, representing a decrease of .2 percentage points. The six months ending June 30 experienced a 1.0 percent decrease in consolidated net sales from $1,187.1 million in 1998 to $1,174.8 million in 1999. The sales decreases are attributable to (i) declines in sales volume, (ii) an unfavorable price/mix variance primarily due to a decline in resin costs resulting in lower selling prices and (iii) an unfavorable foreign exchange impact. Acquisitions offset declines by contributing 2.9 percent to consolidated net sales for the quarter and 2.6 percent for the six months ending June 30.

Net sales for the quarter in the plastic processing segment increased 4.0 percent to $233.2 million in 1999 compared with $224.3 million in 1998. Quarterly volume was down, price/mix was flat and the foreign exchange impact was unfavorable. Net sales increased 3.7 percent from $447.4 million for the six months ending June 30, 1998 to $464.0 million for the six months ending June 30, 1999. Volume and price mix variances were unfavorable for the six months ending June 30 while the foreign exchange impact was flat. The increases in net sales were attributable to the So.F.teR acquisition, which contributed net sales growth of 7.7 percent for the quarter and 6.8 percent for the six months ending June 30. Sales volume in the European compounding business, excluding acquisitions, increased while revenue was down due to decreases in resin prices, competitive price pressures and a strengthening U.S. dollar. Volume was down in Asia due to a decline in sales in the electronics market. Domestic sales volume increased but has been mitigated by a shift in demand to lower priced products coupled with a decline in resin costs resulting in lower selling prices.

The rubber processing segment experienced a 5.5 percent decrease in net sales for the quarter to $131.6 million in 1999 compared with $139.3 million in 1998. Net sales decreased 5.8 percent from $278.8 million for the six months ending June 30, 1998 to $262.5 million for six months ending June 30, 1999. Both for the quarter and the six months ending June 30 volume decreased while the price/mix variance and the foreign exchange impact were unfavorable. The decline in sales was attributable to several customers moving their rubber compounding operations in house in the third and fourth quarters of 1998. The rubber processing business has partially offset this loss in sales by contracting with manufacturers to outsource their rubber compounding operations.

The distribution segment's net sales decreased 1.5 percent to $233.7 million for the quarter ending June 30, 1999 from $237.4 million for the comparable period in 1998. Net distribution sales declined 3.0 percent from $470.9 million to $456.7 million for the six month periods ending June 30, 1998 and 1999, respectively. Sales volume increased while the price/mix variances were unfavorable for both the quarter and the six months ending June 30. The foreign exchange impact was flat for the quarter and unfavorable for the six month period ending June 30. Resin distribution continues to feel the impact of lower average resin prices while shapes distribution continues their initiative of intensifying customer focus and improving customer service to further stimulate sales following poor fourth quarter results in 1998.

Gross margins declined 0.3 percentage points for the second quarter to 18.1 percent in 1999 compared with 18.4 percent in 1998 and declined 0.8 percentage points for the six month periods ending June 30 to 18.1 percent in 1999, compared with 18.9 percent in 1998. The decrease in gross margins is due to the year over year performance issues in the shapes distribution business. In addition, margins in the rubber processing business declined on a year over year basis due to lower volumes, an unfavorable shift in price/mix domestically, plant expansion costs, and additional expenses associated with supply chain and lean manufacturing initiatives. The resin distribution business also continues to be impacted by pricing pressures. Margins in the plastic processing unit improved both for the quarter and the six months ending June 30 due to benefits achieved through the company's profit improvement plan initiated in the third quarter of 1998.

Selling, general and administrative costs for the second quarter increased $2.0 million to $76.1 million, or 12.8 percent of sales in 1999 as compared with 12.4 percent of sales in 1998, and for the six months ending June 30 increased $5.9 million to $154.8, or 13.2 percent of sales for 1999 compared to $148.9 million or 12.5 percent in 1998. The increase was attributable to expenses associated with acquisitions, increased depreciation from the substantial completion of the installation of our ERP systems in 1998, and selling and technical investments in the European plastics compounding business.

Other-net increased $0.8 million for the quarter and $0.7 million for the six months ended June 30 due the increase in minority interest eliminations.

The sale of a non-core segment of M.A. Hanna's resin distribution business closed July 15, 1999. Interplastic Distribution Group Incorporated acquired the business, which sold a variety of thermoset resins, glass fiber and associated products.

Liquidity and Sources of Capital
--------------------------------

Operating activities provided $43.6 million for the first six months of 1999 after providing for working capital requirements of $15.1 million. Investing activities used $24.5 million and included $23.4 million for capital expenditures and $9.4 million for acquisitions. Financing activities used $12.1 million for debt reduction of $2.1 million and $10.7 million for dividend payments.

The current ratio was 1.8:1 at June 30, 1999 and December 31, 1998. Debt to total capital was 46.2 percent at June 30, 1999 and 47.2 percent at December 31, 1998.

Market Risk
-----------

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

Environmental Matters
---------------------

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

Year 2000 Readiness Disclosure
------------------------------

The Company is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. It has undertaken various initiatives intended to ensure that its computer programs and embedded chip computer chips will perform as intended regardless of date and that all data including dates can be accessed and processed with expected results. All of the Company's major business units are compliant based on testing to date. Management is aware that its customers and suppliers may be impacted if the Company is not Year 2000 compliant on a timely basis.

Beginning in 1995 the Company began a multi-year project to (i) replace 22 legacy systems which resulted from acquisitions made since 1986, (ii) introduce enterprise-wide information technology systems from SAP America, Inc., Oracle Corporation and J.D. Edwards in order to consolidate and standardize its information technology systems and (iii) install other enterprise-wide software in order to serve customers better and operate more efficiently. An important benefit of this project is that the new systems and software will be year 2000 compliant.

New systems and software have been installed, tested and operating compliant as of June 30, 1999 at all major facilities. The new systems and software comprises at least 95% of the systems and software being operated by the Company worldwide. In connection with the introduction of the new systems and software, the Company has identified the legacy systems being retained which are not currently year 2000 compliant, and has programs underway to bring them to a state of year 2000 compliance through upgrading or replacement, as appropriate. In addition, the Company has implemented a program to identify and test date chips to ensure year 2000 functionality. Testing and remediation will continue through the end of the year and be completed on all critical systems by the year end.

The Company has also been engaged in the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with respect to their state of year 2000 readiness. Evaluations of the most critical third parties have been completed and the Company will continue to review the readiness of all its suppliers and customers.

A significant portion of the costs to implement the new systems and software has already been incurred and is being amortized or charged to expense in current operations. The historical costs of remediating the non-compliant systems has been included in the Company's information technology cost reporting and are not material to its financial condition, results of operations or cash flows. The Company does not believe that future costs associated with the new systems and software and the required modifications of the legacy systems to become year 2000 compliant will be material to its financial condition, results of operations or cash flows.

The Company has in process a general contingency plan for dealing with any serious year 2000 compliance failures as they may occur and expects to fund the contingency plan efforts from operating funds. The plan will address both internal (staffing, computer systems and inventory) and external (suppliers, service providers and customers) risks. As part of the plan, the Company is identifying alternative sources or strategies where necessary if significant exposures are identified.

The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially and adversely affect the Company's results of operations, liquidity and financial condition or adversely affect the Company's relationships with its suppliers, customers or other third parties. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of suppliers and customers, management is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on its financial condition, results of operations or cash flows. Management believes that completion of the implementation of the new systems and software should reduce the possibility of significant interruptions of normal operations.

While the Company is committed to, and has every expectation of being fully Year 2000 compliant, for the reasons stated above it cannot and will not guarantee to its customers and suppliers that it will achieve year 2000 compliance on a timely basis or that it will meet all of its customer and supplier requirements for year 2000 capability.

Other
-----

Any forward-looking statements included in this quarterly report are based on current expectations. Any statements in this report that are not historical in nature are forward-looking statements. Actual results may differ materially depending on business conditions and growth in the plastics and rubber industries, general economy, foreign political and economic developments, the year 2000 problem, availability and pricing of raw materials, changes in product mix, shifts in market demand, and changes in prevailing interest rates.

                                    PART II


Item 6      Exhibits and Reports on Form 8-K
------      --------------------------------

(a) Exhibits filed pursuant to Regulation S-K (Item 601):

            (10) Material Contracts:

                 *(a) Employment Agreement dated as of June 14, 1999 between P.
                 D. Ashkettle and the Registrant.

                 *(b) Supplemental Retirement Agreement dated as of June 14, 1999 between P. D. Ashkettle and the Registrant.

                 *(c) Nonqualified Deferred Compensation Agreement dated as of June 14, 1999 between P. D. Ashkettle and the Registrant.


                 [* - identifies management contract or compensation plans or arrangements filed pursuant to Item 601(b)(10)(iii)(A) ]



(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           M. A. HANNA COMPANY (Registrant)




                                          /s/ Thomas E. Lindsey
                                          ---------------------
                                          Thomas E. Lindsey
                                          Controller
                                          (Principal Accounting Officer)



Date: August 12, 1999