Form 10-Q
period 1999-09-30
HANNA M A CO/DE
filed 1999-11-12
CIK 45370

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED SEPTEMBER 30, 1999


COMMISSION FILE NUMBER 1-5222




                               M. A. HANNA COMPANY
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




      STATE OF DELAWARE                                    34-0232435
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


SUITE 36-5000, 200 PUBLIC SQUARE, CLEVELAND, OHIO          44114-2304
-------------------------------------------------          ----------
   (Address of principal executive offices)                (Zip Code)


         Registrant's telephone number, including area code 216-589-4000


                                 NOT APPLICABLE
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and (2) has been subjected to such filing
 requirements for the past 90 days. YES [X]   NO [ ]


            Common Shares Outstanding, as of the close of the period
                       covered by this report 48,900,355.

                M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES
                ------------------------------------------------
                                      INDEX
                                      -----


                                                                            PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Financial Statements.
                   Consolidated Statements of Income -
                      Three Months and Nine Months Ended
                      September 30, 1999 and 1998                             2

                   Consolidated Balance Sheets -
                      September 30, 1999 and December 31, 1998                3

                   Consolidated Statements of
                    Cash Flows - Nine Months Ended
                      September 30, 1999 and 1998                             4

                   Notes to Consolidated Financial Statements               5-6

         Item 2.   Management's Discussion and Analysis of
                   Interim Financial Condition and Results
                   of Operations.                                          7-11


PART II - OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K                          12


                               M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES
                               ------------------------------------------------

                                      CONSOLIDATED STATEMENTS OF INCOME
                                      ---------------------------------
                                                 (Unaudited)


                                                 Three Months Ended                 Nine Months Ended
                                                    September 30                      September 30
                                            ----------------------------      ----------------------------
                                                1999            1998              1999             1998
                                                ----            ----              ----             ----
                                                      (Dollars in thousands except per share data)

Net Sales                                   $   564,415      $   564,539      $ 1,739,236      $ 1,751,653

Costs and Expenses
    Cost of goods sold                          461,591          471,678        1,424,055        1,434,990
    Selling, general and administrative          74,900           74,090          229,697          223,026
    Interest on debt                              7,473            8,595           24,006           25,636
    Amortization of intangibles                   3,611            4,341           11,580           12,627
    Other - net                                 (12,586)          22,045           (9,993)          23,893
                                            -----------      -----------      -----------      -----------
                                                534,989          580,749        1,679,345        1,720,172
                                            -----------      -----------      -----------      -----------

Income (Loss) Before Income Taxes and
   Cumulative Effect of Change in
   Accounting Principle                          29,426          (16,210)          59,891           31,481

    Income taxes (credit)                        13,133          (16,065)          25,471            3,250
                                            -----------      -----------      -----------      -----------

Income (Loss) Before Cumulative Effect
   of Change in  Accounting Principle            16,293             (145)          34,420           28,231

Cumulative effect of change in
accounting  principle                                --               --               --           (2,059)

                                            -----------      -----------      -----------      -----------
Net Income (Loss)                           $    16,293      $      (145)     $    34,420      $    26,172
                                            ===========      ===========      ===========      ===========

NET INCOME (LOSS) PER SHARE
      Basic
       Income (loss) before cumulative
       effect of change in accounting
       principle                            $      0.37      $        --      $      0.77      $      0.63

       Cumulative effect of change in
       accounting principle                          --               --               --             (.05)

                                            -----------      -----------      -----------      -----------
         Net income (loss)                  $      0.37      $        --      $      0.77      $      0.58
                                            ===========      ===========      ===========      ===========

      Diluted
       Income (loss) before cumulative
       effect of change in accounting
       principle                            $      0.36      $        --      $      0.77      $      0.62

       Cumulative effect of change in
       accounting principle                          --               --               --            (0.05)
                                            -----------      -----------      -----------      -----------
         Net income (loss)                  $      0.36      $        --      $      0.77      $      0.57
                                            ===========      ===========      ===========      ===========

Dividends per common share                  $      0.12      $    0.1125      $      0.36      $    0.3375
                                            ===========      ===========      ===========      ===========


                M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES
                ------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)

                                                                       September         December
                                                                        30,1999          31,1998
                                                                      ------------     ------------
                                                                          (Dollars in thousands)
          ASSETS

Current Assets
    Cash and cash equivalents                                          $    47,560      $    32,322
    Receivables                                                            378,808          350,102
    Inventories:
        Finished products                                                  168,112          169,830
        Raw materials and supplies                                          62,665           66,703
                                                                       -----------      -----------
                                                                           230,777          236,533
    Prepaid expenses                                                        12,860            9,937
    Deferred income taxes                                                   27,746           25,554
                                                                       -----------      -----------
        Total current assets                                               697,751          654,448

Property, Plant and Equipment                                              613,987          598,573
    Less allowances for depreciation                                       283,914          258,986
                                                                       -----------      -----------
                                                                           330,073          339,587
Other Assets
    Goodwill and other intangibles                                         453,879          467,577
    Investments and other assets                                            89,969           91,277
    Deferred income taxes                                                   36,009           41,008
                                                                       -----------      -----------
                                                                           579,857          599,862
                                                                       -----------      -----------
                                                                       $ 1,607,681      $ 1,593,897
                                                                       ===========      ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Notes payable to banks                                             $     5,160      $     3,391
    Trade payables and accrued expenses                                    410,690          358,081
    Current portion of long-term debt                                        1,523            2,611
                                                                       -----------      -----------
        Total current liabilities                                          417,373          364,083

Other Liabilities                                                          207,490          210,476

Long-term Debt
    Senior notes                                                            87,775           87,775
    Medium-term notes                                                      160,000          160,000
    Other                                                                  178,045          233,111
                                                                       -----------      -----------
                                                                           425,820          480,886
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued -0- shares in 1999 and 1998                                       -                -
    Common stock, par value $1
        Authorized 100,000,000 shares
        Issued 66,130,335 shares at September 30, 1999 and
            66,059,298 shares at December 31, 1998                          66,130           66,059
    Capital surplus                                                        290,818          293,613
    Retained earnings                                                      488,992          470,566
    Accumulated translation adjustment                                     (13,737)         (12,327)
    Associates ownership trust                                             (51,033)         (65,255)
    Cost of treasury stock 17,229,980 shares at September 30, 1999
        and 16,439,467 shares at December 31, 1998)                       (224,172)        (214,204)
                                                                       -----------      -----------
                                                                           556,998          538,452
                                                                       -----------      -----------
                                                                       $ 1,607,681      $ 1,593,897
                                                                       ===========      ===========

                M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES
                ------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30
                                                       ------------------------
                                                         1999            1998
                                                         ----            ----
                                                        (Dollars in thousands)

Cash Provided from (Used for) Operating Activities
    Net income                                         $  34,420      $  26,172
    Depreciation and amortization                         48,240         44,359
    Companies carried at equity:
        Income                                            (3,608)        (3,437)
        Dividends received                                 3,677          2,744
    Changes in operating assets and liabilities:
        Receivables                                      (40,349)       (29,177)
        Inventories                                       (3,472)        (9,933)
        Prepaid expenses                                  (1,401)        (1,776)
        Trade payables and accrued expenses               59,980         (5,245)
    Restructuring payments                                (7,252)        (6,733)
    Gain on sale of assets                               (11,991)        (1,009)
    Restructuring charges                                      -         29,800
    Other                                                  9,173           (595)
                                                       ---------      ---------
           Net operating activities                       87,417         45,170

Cash Provided from (Used for) Investing Activities
    Capital expenditures                                 (38,185)       (47,541)
    Acquisitions of businesses, less cash acquired        (9,804)       (59,164)
    Acquisition payments                                    (233)          (207)
    Sales of assets                                       28,729          4,887
    Other                                                  6,403         (7,318)
                                                       ---------      ---------
           Net investing activities                      (13,090)      (109,343)

Cash Provided from (Used for) Financing Activities
    Cash dividends paid                                  (15,995)       (15,053)
    Proceeds from the sale of common stock                   776          2,634
    Purchase of shares for treasury                            -        (16,962)
    Increase in debt                                      65,704        203,183
    Reduction in debt                                   (109,220)      (102,355)
                                                       ---------      ---------
           Net financing activities                      (58,735)        71,447

    Effect of exchange rate changes on cash                 (354)            96
                                                       ---------      ---------

Cash and Cash Equivalents
    Increase                                              15,238          7,370
    Beginning of period                                   32,322         41,430
                                                       ---------      ---------
    End of period                                      $  47,560      $  48,800
                                                       =========      =========

Cash paid during period
    Interest                                           $  22,565      $  25,545
    Income taxes                                           3,820         22,149

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               September 30, 1999
                               ------------------


Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in the opinion of the Company include all adjustments necessary to present fairly the results of operations, financial position, and changes in cash flow. Reference should be made to the footnotes included in the 1998 Annual Report.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

Net Income Per Share of Common Stock
------------------------------------

Basic net income per share is computed by dividing net income applicable to common stock by the average number of shares outstanding of 44,635,961 and 44,428,180 for the quarters ended September 30, 1999 and 1998, respectively. Outstanding shares for the nine months ended September 30, 1999 and 1998 were 44,566,113 and 44,653,187. Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans.

The number of shares used to compute diluted net income per share is based on the number of shares used for basic net income per share increased by the common stock equivalents which would arise from the exercise of stock options. The average number of shares used in the computation was 44,807,782 and 44,589,156 for the quarters ended September 30, 1999 and 1998, respectively, and 44,723,715 and 45,228,411 for the nine months ended September 30, 1999 and 1998, respectively.

Comprehensive Income
--------------------

Comprehensive income for the third quarter of 1999 and 1998 was $19,572 and $2,258, respectively. Comprehensive income for the nine months ended September 30, 1999 and 1998 was, $33,010 and $26,516, respectively. Comprehensive income includes net income and foreign currency translation adjustments for the quarters and nine months ending September 30, 1999 and 1998, respectively.

Pending Accounting Changes
--------------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and on June 30, 1999, issued Statement No. 137, which delays the effective date of Statement No. 133 for one year to fiscal years beginning after June 15, 2000. The Company is analyzing the impact of Statement No. 133.

Profit Improvement Plan
-----------------------

During the first nine months of 1999, the Company continued to take actions under its Profit Improvement Plan announced during the third quarter of 1998. Details of the utilization of the profit improvement accruals during the first nine months of 1999 are as follows:

                           Accrual balance     Utilized first nine        Accrual balance
                          December 31, 1998         months of 1999     September 30, 1999
                          -----------------         --------------     ------------------
Associate costs                     $ 5,257                $ 3,158                $ 2,099
Asset write-downs                     2,779                  2,030                    749
Plant closures                        2,163                  1,325                    838
                                    -------                -------                -------
                                    $10,199                $ 6,513                $ 3,686
                                    =======                =======                =======

Business Segments
-----------------

The Company has three reportable segments - rubber processing, plastic processing and distribution. The reportable segments are business units that offer different products and services. Additionally, the manufacturing processes for rubber processing and plastic processing are different. Rubber processing includes the manufacture of custom rubber compounds and additives. Plastic processing includes the production of custom plastic compounds and custom formulated colorants and additives. Distribution for the periods reported includes distribution of engineered plastic shapes and thermoplastic and thermoset resins and glass fiber materials. During the third quarter of 1999, the Company sold its thermoset resins and glass fiber materials business resulting in a pre tax gain of $11,991. Other operations include the Company's Diversified Polymer Products business and its marine operations.

                                        Rubber        Plastic                             Other
                                      Processing     Processing        Distribution      Operations     Corporate      Total
                                      ----------     ----------        ------------      ----------     ---------      -----
Quarter Ending September 30, 1999
---------------------------------
Net sales from external customers     $   125,975      $   219,392      $   215,576      $     3,472    $     --    $   564,415
Intersegment sales                          1,231            5,090            1,518               --          --          7,839
Operating income                           10,183           14,815           15,672(a)         1,614(b)   (5,385)        36,899

Quarter Ending September 30, 1998
---------------------------------
Net sales from external customers     $   129,771      $   202,907      $   228,900      $     2,961    $     --    $   564,539
Intersegment sales                            600            5,772            2,327               --          --          8,699
Operating income (loss)                     6,686(c)        (5,329)(d)         (619)(e)           32      (8,385)(f)     (7,615)

Nine Months Ending September 30,1999
------------------------------------
Net sales from external customers     $   386,894      $   672,567      $   668,995      $    10,780    $     --    $ 1,739,236
Intersegment sales                          2,804           15,910            4,751               --          --         23,465
Operating income                           33,082           44,769           21,781(a)         2,193(b)  (17,928)        83,897


Nine Months Ending September 30,1998
------------------------------------
Net sales from external customers     $   407,239      $   637,866      $   696,137      $    10,411    $     --    $ 1,751,653
Intersegment sales                          1,915           18,235            6,016               --          --         26,166
Operating income                           36,691(c)        23,302(d)        16,363(e)           482     (19,721)(f)     57,117


(a) Includes $11,991 gain from sale of thermoset resin and glass fiber materials business
(b) Includes $1,219 reversal of reserve related to dock operations
(c) Includes $4,251 provision for restructuring
(d) Includes $16,400 provision for restructuring and $1,009 gain from the sale of Victor Distribution business
(e) Includes $5,640 provision for restructuring
(f) Includes $3,537 million provision for restructuring and $2,200 provision for retired executive

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------

              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------------------------




Results of Operations
---------------------

Consolidated net sales of $564.4 million for the quarter ending September 30, 1999 were flat with 1998 consolidated net sales of $564.5 million. Increased volume, excluding the divested thermoset resin distribution business, of 6.7 percent was offset by an unfavorable price / mix variance of 6.6 percent, and unfavorable foreign exchange impact of 0.4 percent for the quarter ending September 30, 1999. The nine months ending September 30 experienced a 0.7 percent decrease in consolidated net sales from $1,751.7 million in 1998 to $1,739.2 million in 1999. Sales volume increased 1.6 percent, price / mix decreased 3.6 percent, and foreign exchange had an unfavorable 0.3 percent impact for the nine months ending September 30, 1999. Acquisitions net of divestitures had a favorable 0.3 percent impact on consolidated net sales for the quarter and a favorable 1.6 percent for the nine months ending September 30, 1999.

Net sales for the quarter in the plastic processing segment increased 7.6 percent to $224.5 million in 1999 compared with $208.7 million in 1998. Quarterly volume increased 10.9 percent, price / mix was a negative 8.4 percent and the foreign exchange impact was an unfavorable 1.8 percent. Net sales increased 4.9 percent from $656.1 million for the nine months ending September 30, 1998 to $688.5 million for the nine months ending September 30, 1999. Volume increased 3.1 percent while price / mix variances were an unfavorable 3.9 percent coupled with an unfavorable foreign exchange impact of 0.6 percent for the nine months ending September 30, 1999. Acquisitions net of divestitures contributed 6.9 percent to net sales for the quarter and 6.3 percent for the nine months ending September 30, 1999. The domestic plastic compounding business, European compounding business, and domestic plastic color and additive systems business showed sales improvements in quarter to quarter comparisons. Sales were down in the European plastic colorant business due to continued weakness in the United Kingdom and softness in the wire and cable market. The Asian plastic colorant business improved sales as it continues to build its customer base.

The rubber processing segment experienced a 2.4 percent decrease in net sales for the quarter to $127.2 million in 1999 compared with $130.4 million in 1998. A sales volume increase of 9.1 percent for the quarter was offset by an unfavorable price / mix variance of 10.9 percent and an unfavorable foreign exchange impact of 0.6 percent. Net sales decreased 4.8 percent from $409.2 million for the nine months ending September 30, 1998 to $389.7 million for nine months ending September 30, 1999. Sales volume increased 0.5 percent while the price / mix variance was an unfavorable 5.0 percent coupled with an unfavorable foreign exchange impact of 0.3 percent for the nine months ending September 30, 1999. While volume has increased both for the quarter and the nine months ending September 30, 1999, the mix includes a higher percentage of lower priced tolling business, negatively impacting sales and profitability.

The distribution segment's net sales decreased 6.1 percent to $217.1 million for the quarter ending September 30, 1999 from $231.2 million for the comparable period in 1998. Net distribution sales declined 4.0 percent from $702.2 million to $673.7 million for the nine month period ending September 30, 1998 and 1999, respectively. Sales volume increased
0.8 percent for the quarter and 0.4 percent for the nine months ending September 30, 1999. The price / mix variances were an unfavorable 2.5 percent for both the quarter and the nine months ending September 30, 1999. The foreign exchange impact was as favorable 1.1 percent for the quarter and an unfavorable 0.1 percent for the nine month period ending September 30, 1999. The divestiture of the thermoset resin distribution business had a negative 5.5 percent impact on net sales for the quarter and a negative 1.8 percent impact for the nine months ending September 30, 1999. Resin distribution demonstrated good volume growth, but continues to feel the impact of lower average resin prices compared to a year ago. Shapes distribution continues to work to win back customers it lost due to customer service issues resulting from the implementation of a new distribution and customer service system along with the installation of a new information system.

Gross margins increased 1.8 percentage points for the third quarter to 18.2 percent in 1999 compared with 16.4 percent in 1998 and was 18.1 percentage points for the nine month periods ending September 30, 1999 and 1998. The margins in the rubber processing business declined on a year over year basis due to an unfavorable shift in price and mix domestically, plant start up costs, and additional expenses associated with lean manufacturing initiatives. Shapes distribution continues to be negatively impacted by performance issues. Margins in the plastic processing segment improved both for the quarter and the nine months ending September 30, 1999 due to benefits achieved through the company's profit improvement plan initiated in the third quarter of 1998.

Selling, general and administrative costs for the third quarter increased $0.8 million to $74.9 million, or 13.3 percent of sales in 1999 as compared with $74.1 million, or 13.1 percent of sales in 1998, and for the nine months ending September 30 increased $6.7 million to $229.7, or 13.2 percent of sales for 1999 compared to $223.0 million or 12.7 percent in 1998. The increase was attributable to expenses associated with acquisitions, selling and technical investments in the European plastics compounding business, and costs associated with the hiring of a new president and CEO.

The sale of the thermoset resin business, a non-core portion of the Company's resin distribution business, was completed in the third quarter of 1999 generating a pre-tax gain of $12.0 million.

During the quarter the Company's management contract for dock operations in Philadelphia expired, enabling the Company to reverse provisions made in prior periods resulting in a favorable pre-tax impact to earnings of $1.2 million.

Other-net, excluding the thermoset gain and the dock operation provision reversal in 1999 and restructuring provisions and asset gains of $23.8 million and $1.0 million, respectively in 1998, increased $1.4 million for the quarter and $2.1 million for the nine months ended September 30, 1999, primarily due the increase in minority interest eliminations.

The Company's effective tax rate, although higher due to non-deductible goodwill from the sale of the thermoset resin distribution business, remained at 40.5 percent on an operating basis for the quarter and nine months ending September 30, 1999.

Liquidity and Sources of Capital
--------------------------------

Operating activities provided $87.4 million for the first nine months of 1999 including $14.8 million from working capital. Investing activities used $13.1 million and included $38.2 million for capital expenditures and $9.8 million for acquisitions less $28.7 million from the sale of assets. Financing activities used $58.7 million for debt reduction of $43.5 million and $16.0 million for dividend payments.

The Company has a revolving credit facility, which provides for borrowing up to $200 million and expires in 2003. The agreement provides for interest rates to be determined at the time of borrowing based on a choice of formulas specified in the agreement.

The current ratio was 1.7:1 at September 30, 1999 and 1.8:1 at December 31, 1998. Debt to total capital was 43.3 percent at September 30, 1999 and 47.2 percent at December 31, 1998.

Market Risk
-----------

The Company is exposed to foreign currency exchange risk in the ordinary course of business. Management has reviewed the Company's exposure to this risk and has concluded that the Company's exposure in this area is not material to fair values, cash flows or earnings.

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

The Company has also been engaged in the process of identifying and prioritizing critical suppliers and customers at the direct interface level, and communicating with respect to their state of year 2000 readiness. Evaluations of the most critical third parties have been completed and the Company will continue to review the readiness of all its key suppliers and customers.

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

The Company has in process a general contingency plan for dealing with any serious year 2000 compliance failures as they may occur and expects to fund the contingency plan efforts from operating funds. The plan will address both internal (staffing for the year 2000 rollover, computer systems and inventory) and external (suppliers, service providers and customers) risks. As part of the plan, the Company is identifying alternative sources or strategies where necessary if significant exposures are identified.

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

Other
-----

Any forward-looking statements included in this quarterly report are based on current expectations. Any statements in this report that are not historical in nature are forward-looking statements. Actual results may differ materially depending on business conditions and growth in the plastics and rubber industries, general economy, foreign political and economic developments, availability and pricing of supplies and raw materials, changes in product mix, shifts in market demand, the success of the Company's lean manufacturing and supply chain initiatives, the continuing improvement in the domestic plastic shapes distribution business, year 2000 compliance issues and changes in prevailing interest rates.

                                     PART II


Item 6        Exhibits and Reports on Form 8-K
------        --------------------------------

(a) No reports on Form 8-K were filed during the quarter for which this report is filed.

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



Date: November 9, 1999