Form 10-K
period 1999-12-31
HANNA M A CO/DE
filed 2000-03-27
CIK 45370

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Fiscal year ended December 31, 1999  Commission file number 1-5222
                  -----------------  -----------------------------

                               M. A. HANNA COMPANY
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       STATE OF DELAWARE                           34-0232435
 ------------------------------                 ---------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

SUITE 36-5000, 200 PUBLIC SQUARE, CLEVELAND, OHIO         44114-2304
-------------------------------------------------         ----------
    (Address of principal executive offices)              (Zip code)

         Registrant's telephone number, including area code 216-589-4000
                                                            ------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
                                               ------------------------
Title of each class                               which registered
-------------------                               ----------------
Common Stock, $1 par value                     New York Stock Exchange
--------------------------                     -----------------------
                                               Chicago Stock Exchange
                                               ----------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                         YES  X      NO
                             ---        ---


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the price at which the stock was sold as of February 18, 2000: $535,476,539.

         Common Shares outstanding as of February 18, 2000:    48,957,855.

                       DOCUMENTS INCORPORATED BY REFERENCE


         Portions of the following documents are incorporated by reference into the designated parts of this Form 10-K: (1) Registrant's definitive proxy statement distributed to stockholders dated March 23, 2000, filed with the Commission pursuant to Regulation 14A and incorporated by reference into Parts I and III of this Form 10-K; and (2) Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1999, incorporated by reference into Parts I and II of this Form 10-K. With the exception of the information specifically incorporated by reference, neither the Registrant's proxy statement nor the 1999 Annual Report to stockholders is deemed to be filed as part of this Form 10-K.


         Except as otherwise stated, the information contained in this report is given as of December 31, 1999, the end of the Registrant's last fiscal year.


                                     PART I
                                     ------


ITEM 1.  BUSINESS
-------  --------


(a)      Acquisitions and Dispositions
         -----------------------------



                  In July 1999, the Registrant reported the completion of the previously announced sale of Registrant's thermoset resin distribution business to Interplastic Corporation. The business sold was in the distribution of thermoset resins, glass fiber and associated products to customers in the western United States and western Canada.

                  Also in July 1999, the Registrant announced that it is exploring the possibility of selling its Diversified Polymer Products ("DPP") business, which produces cellular rubber for products such as automotive air, water and sound seals. The DPP business posted sales of about $13 million in 1998 and employs about 200 at one of Registrant's plants in Dyersburg, Tennessee.


                  In December 1999, the Registrant reported the acquisition of a majority interest in Star Color, Ltd., a leading producer of colorants and additives for plastics in Thailand. Star Color operates a manufacturing facility near Bangkok, which employs about 180 people and serves customers in the Asian countries, as well as Kenya, Belgium, Germany and Australia.


                  On February 28, 2000, the Registrant announced an agreement to acquire 87 percent of the shares of Tekno Polimer Group, based in Istanbul, Turkey, with an option to acquire the remaining shares within five years. The Tekno Polimer Group, a leading compounder and distributor of engineered plastics, had 1999 sales of more than $11.5 million and serves the electrical and automotive markets in Turkey with nylon, polyolefin and polyester thermoplastic compounds.


 (b) SEE the financial information regarding the Registrant's business segments set forth at pages 22 to 23 of the Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1999, which information is incorporated herein by this reference.

(c)
      (1) (i)
             (a)  Rubber Processing
                  -----------------

                  Through its rubber compounding businesses, M.A. Hanna Rubber Compounding, Chase Elastomer and Melos Carl Boesch, Registrant engages in the custom compounding of rubber materials to the specifications of manufacturers of rubber products throughout North America and Europe. Registrant's Harwick Chemical Manufacturing produces rubber colorants and additives in the United States for the rubber industry worldwide.


             (b)  Plastic Processing
                  ------------------

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


                  Through its custom formulated color and additives businesses, M.A. Hanna Color, Hanna Polimeros, Victor International Plastics, Ltd., Wilson Color, Hanna Wilson Polymer (Shanghai) Limited, Star Color, Ltd. and Techmer PM, LLC, the Registrant manufactures custom formulated colorants in the form of color concentrates, liquid dispersions, dry colorants, and additives for customers in the plastics industry throughout North America, Europe, South America and Asia. M.A. Hanna Color also produces specialty colorants and additives for the automobile, vinyl building products and textile industries. Enviro Care Compounds, M.A. Hanna Color, MACH-1, Wilson Color and Hanna Wilson Polymer (Shanghai) Limited also produce specialty colorants, additives and compounds for the wire and cable industry worldwide.

             (c)  Distribution
                  ------------

                  Through its M.A. Hanna Resin Distribution and Hanna de Mexico business units, the Registrant distributes thermoplastic resins in North America for major resin producers.

                  Through its Cadillac Plastic business unit, Registrant engages in the worldwide distribution of engineered plastic sheet, rod, tube, and film products to industrial and retail customers as well as cutting and machining plastic products to customers' specifications and thermoforming plastic into products such as skylights and signs.


             (d)  Other
                  -----

                  Through its Diversified Polymer Products business unit, Registrant manufactures molded sponge automotive parts for customers located throughout the United States and Canada. In July 1999, the Registrant announced that it is exploring the possibility of selling this business unit.


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


(1) (xiii)        Registrant employs 7,149 persons at its consolidated
         operations (7,130 in 1998).


(d) (1)           SEE information regarding Registrant's international
         operations at page 23 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1999, which page is incorporated herein by this reference.


    (2) The international operations owned directly by Registrant and in which the Registrant and its subsidiaries have equity interests, may be affected from time to time by foreign political and economic developments, laws and regulations, increases or decreases in costs in such countries and changes in the relative values of the various currencies involved.


ITEM 2.  PROPERTIES
-------  ----------


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




---------------------------------------------------------------------------------------------------------------

             LOCATION                          FACILITY                  OWNED/LEASED         APPROXIMATE
             --------                          --------                  ------------         -----------
                                                                                             SIZE (SQ. FT.)
                                                                                             --------------

---------------------------------------------------------------------------------------------------------------

Burton,                            M.A. Hanna Rubber Compounding             Owned                     160,000
  Ohio

---------------------------------------------------------------------------------------------------------------

Macedonia,                         MACH-1 Compounding                        Owned                      87,000
  Ohio

---------------------------------------------------------------------------------------------------------------

Tillsonburg,                       M.A. Hanna Rubber Compounding             Owned                      60,000
  Ontario

---------------------------------------------------------------------------------------------------------------

Jonesboro,                         M.A. Hanna Rubber Compounding             Owned                      69,000
  Tennessee

---------------------------------------------------------------------------------------------------------------

DeForest,                          M.A. Hanna Rubber Compounding             Owned                     130,000
  Wisconsin

---------------------------------------------------------------------------------------------------------------

Santa Fe Springs,                  M.A. Hanna Rubber Compounding            Leased                      13,231
  California                                                                 2000

---------------------------------------------------------------------------------------------------------------

Queretaro,                         M.A. Hanna Rubber Compounding             Owned                      90,000
  Mexico

---------------------------------------------------------------------------------------------------------------

Chicago,                           Chase Elastomer                          Leased                      31,000
  Illinois                                                                   2001

---------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------

             LOCATION                          FACILITY              OWNED/LEASED            APPROXIMATE
             --------                          --------              ------------            -----------
                                                                                            SIZE (SQ. FT.)
                                                                                            --------------

-------------------------------------------------------------------------------------------------------------

Kennedale,                          Chase Elastomer                          Owned                    80,000
  Texas

-------------------------------------------------------------------------------------------------------------

Broadview Heights,                  M.A. Hanna Color                         Owned                    61,000
  Ohio

-------------------------------------------------------------------------------------------------------------

Phoenix,                            M.A. Hanna Color                         Owned                    20,500
  Arizona

-------------------------------------------------------------------------------------------------------------

Vonore,                             M.A. Hanna Color                         Owned                    47,000
  Tennessee

--------------------------------------------------------------------------------------------------------------

San Fernando,                       M.A. Hanna Color                         Leased                   45,000
  California                                                                  2000

--------------------------------------------------------------------------------------------------------------

Vancouver,                          M.A. Hanna Resin Distribution            Leased                   35,000
  Washington                                                                  2002

--------------------------------------------------------------------------------------------------------------

Troy,                               Cadillac Plastic                         Leased                   34,655
  Michigan                          (headquarters)                            2007

--------------------------------------------------------------------------------------------------------------

Coppell,                            Cadillac Plastic                         Leased                  101,016
  Texas                             (area distribution                        2006
                                    center)

--------------------------------------------------------------------------------------------------------------

Naperville,                         Cadillac Plastic                         Leased                   88,910
  Illinois                          (area distribution                        2007
                                    center)

--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------

              LOCATION                          FACILITY                  OWNED/LEASED       APPROXIMATE
              --------                          --------                  ------------       -----------
                                                                                            SIZE (SQ. FT.)
                                                                                            --------------

--------------------------------------------------------------------------------------------------------------

Austell,                            Cadillac Plastic                         Leased                    88,500
  Georgia                           (area distribution                        2008
                                    center)

--------------------------------------------------------------------------------------------------------------

Fresno,                             Cadillac Plastic                         Leased                    50,960
  California                        (area distribution center)                2007

--------------------------------------------------------------------------------------------------------------

Middletown,                         Cadillac Plastic                         Leased                    61,620
  Pennsylvania                      (area distribution center)                2008

--------------------------------------------------------------------------------------------------------------

Lemont,                             M.A. Hanna Resin                         Leased                   103,000
  Illinois                          Distribution
                                    (headquarters)                            2008

--------------------------------------------------------------------------------------------------------------

Kingstree,                          M.A. Hanna Rubber                        Owned                    156,174
  South Carolina                    Compounding and
                                    Southwest Chemical
                                    Services

--------------------------------------------------------------------------------------------------------------

Dyersburg,                          M.A. Hanna                               Owned                    862,399
  Tennessee                         Engineered
                                    Materials, M.A.
                                    Hanna Rubber
                                    Compounding and
                                    Diversified
                                    Polymer Products

--------------------------------------------------------------------------------------------------------------

Bethlehem,                          M.A. Hanna                               Leased
   Pennsylvania                     Engineered                                2004                     82,000
                                    Materials                                 2000                     25,400

--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------

              LOCATION                          FACILITY                  OWNED/LEASED       APPROXIMATE
              --------                          --------                  ------------       -----------
                                                                                             SIZE (SQ. FT.)
                                                                                             --------------

--------------------------------------------------------------------------------------------------------------

Norcross,                           M.A. Hanna                               Leased                    27,814
  Georgia                           Engineered                                2002
                                    Materials
                                    (headquarters and
                                    technical center)
--------------------------------------------------------------------------------------------------------------

Suwanee,                            M.A. Hanna Color                         Owned                     20,000
  Georgia                           (headquarters)

--------------------------------------------------------------------------------------------------------------

Suwanee,                            M.A. Hanna Color                         Owned                     44,022
  Georgia                           (technical center)

--------------------------------------------------------------------------------------------------------------

Somerset,                           M.A. Hanna Color                         Owned                     44,300
  New Jersey

--------------------------------------------------------------------------------------------------------------

Florence,                           M.A. Hanna Color                         Owned                     30,000
  Kentucky

--------------------------------------------------------------------------------------------------------------

Gastonia,                           M.A. Hanna Color                         Owned                     43,992
  North Carolina

--------------------------------------------------------------------------------------------------------------

Elk Grove Village,                  M.A. Hanna Color                         Owned                     51,870
  Illinois

--------------------------------------------------------------------------------------------------------------

St. Peters,                         M.A. Hanna Color                         Owned                     32,480
  Missouri

--------------------------------------------------------------------------------------------------------------

Fort Worth,                         M.A. Hanna Color                         Owned                     75,080
  Texas

--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------

              LOCATION                          FACILITY                  OWNED/LEASED       APPROXIMATE
              --------                          --------                  ------------       -----------
                                                                                            SIZE (SQ. FT.)
                                                                                            --------------

--------------------------------------------------------------------------------------------------------------

Norwalk,                            M.A. Hanna Color                         Owned                     94,000
  Ohio

--------------------------------------------------------------------------------------------------------------

Bethlehem,                          M.A. Hanna Color                         Owned                     58,672
  Pennsylvania

--------------------------------------------------------------------------------------------------------------

LaPorte,                            Southwest Chemical                       Owned                    200,000
  Texas                             Services
                                                                             Owned                     92,000

--------------------------------------------------------------------------------------------------------------

Ayer,                               M.A. Hanna Resin                         Leased                    53,250
  Massachusetts                     Distribution                              2002

--------------------------------------------------------------------------------------------------------------

Houston,                            M.A. Hanna Engineered Materials          Leased
  Texas                                                                       2002                     88,000
                                                                              2002                     44,120

--------------------------------------------------------------------------------------------------------------

Statesville,                        M.A. Hanna Resin Distribution            Leased                    48,240
  North Carolina                                                              2002

--------------------------------------------------------------------------------------------------------------

Corona,                             M.A. Hanna Engineered Materials          Leased                    32,000
  California                                                                  2001

--------------------------------------------------------------------------------------------------------------

Clinton,                            Techmer PM, LLC                          Owned                    151,000
  Tennessee

--------------------------------------------------------------------------------------------------------------

Rancho Dominguez,                   Techmer PM, LLC                          Leased                   119,000
  California                                                                  2004

--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------

              LOCATION                          FACILITY                  OWNED/LEASED       APPROXIMATE
              --------                          --------                  ------------       -----------
                                                                                            SIZE (SQ. FT.)
                                                                                            --------------

--------------------------------------------------------------------------------------------------------------

Gainesville,                        Techmer PM, LLC                          Leased                    36,374
  Georgia                                                                     2005

--------------------------------------------------------------------------------------------------------------

Massillon,                          Harwick Chemical Manufacturing           Owned                    100,000
  Ohio

--------------------------------------------------------------------------------------------------------------

Wynne,                              Harwick Chemical                         Owned                    119,000
  Arkansas                          Manufacturing

--------------------------------------------------------------------------------------------------------------

Toluca,                             Hanna Polimeros                          Owned                     37,978
  Mexico

--------------------------------------------------------------------------------------------------------------

Assesse,                            Wilson Color                             Owned                    120,976
  Belgium

--------------------------------------------------------------------------------------------------------------

Tossiat,                            Wilson Color                             Owned                     87,188
  France

--------------------------------------------------------------------------------------------------------------

Bendorf,                            Wilson Color                             Owned                     72,086
  Germany

--------------------------------------------------------------------------------------------------------------

Angered,                            Wilson Color                             Owned                     22,259
  Sweden
--------------------------------------------------------------------------------------------------------------

Saint Ouen(Paris),                  Wilson Color                             Owned                     46,285
  France

--------------------------------------------------------------------------------------------------------------

Coventry,                           Victor International                     Leased                    52,750
  England                                                                     2001
--------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------

              LOCATION                          FACILITY                  OWNED/LEASED       APPROXIMATE
              --------                          --------                  ------------       -----------
                                                                                            SIZE (SQ. FT.)
                                                                                            --------------

--------------------------------------------------------------------------------------------------------------

Manchester,                         Victor International                     Owned                     58,890
  England
--------------------------------------------------------------------------------------------------------------

Gaggenau,                           Th. Bergmann                             Owned                    241,114
  Germany

--------------------------------------------------------------------------------------------------------------

Barbastro,                          Polibasa (Bergmann)                      Owned                     71,042
  Spain

--------------------------------------------------------------------------------------------------------------

Jurong,                             Compounding Technology, Pte. Ltd.        Leased                    43,000
  Singapore                                                                   2002

--------------------------------------------------------------------------------------------------------------

Saint Etienne,                      Compounding Technology Euro, S.A.        Owned                     35,000
  France
--------------------------------------------------------------------------------------------------------------

Suzhou,                             Hanna Suxing Plastics                    Owned                     51,400
  China

--------------------------------------------------------------------------------------------------------------

Pudong (Shanghai),                  Hanna Wilson Polymer                     Owned                     30,400
  China

--------------------------------------------------------------------------------------------------------------

Glostrup,                           Wilson Color                             Owned                      7,545
  Denmark

--------------------------------------------------------------------------------------------------------------

Melle,                              Melos Carl Boesch                        Owned                     69,225
  Germany                                                                    Leased                    11,840
                                                                              2000
--------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------

              LOCATION                          FACILITY                  OWNED/LEASED       APPROXIMATE
              --------                          --------                  ------------       -----------
                                                                                            SIZE (SQ. FT.)
                                                                                            --------------

--------------------------------------------------------------------------------------------------------------

Forli,                              So.F.teR                                 Owned                    753,480
  Italy

--------------------------------------------------------------------------------------------------------------

Civitanova                          So.F.teR                                 Owned                     32,292
Porto S. Elpidio,
  Italy

--------------------------------------------------------------------------------------------------------------

Lecco,                              So.F.teR                                 Owned                     43,056
  Italy

--------------------------------------------------------------------------------------------------------------

Bangkok,                            Star Color, Ltd.                         Owned                     58,800
   Thailand

--------------------------------------------------------------------------------------------------------------



         Registrant's combined annual plastic and rubber compounding capacity and colorant manufacturing capacity, based on the estimated design capacities of Registrant's plants, amounts to approximately 800 million pounds of compounded rubber products, approximately 1 billion pounds of compounded plastic products and approximately 311 million pounds of colorants. A variation in the mix of products produced at a given plant results in a corresponding increase or decrease in the quantity of products that can be produced at full capacity. Beyond these estimated capacities for Registrant's rubber processing and plastic processing manufacturing properties, there are no comparative measurement units of production capacity that reasonably can be ascribed to Registrant's other properties in the rubber or plastic processing segments.

         Registrant's 50 percent-owned partnership, DH Compounding Company, owns and operates an engineering plastics compounding plant in Clinton, Tennessee, production from which is dedicated to Registrant's partner, Dow Chemical Company. The 150,000 square foot plant has an annual design capacity of 150 million pounds.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None.


         EXECUTIVE OFFICERS OF THE REGISTRANT
-------  ------------------------------------


         The following table lists information as of March 1, 2000, as to each executive officer of the Registrant, including his position with the Registrant as of that date and other positions held by him during at least the past five years:


P. D. Ashkettle         Chairman, January 1, 2000 to date, and President and Chief
  Age - 54              Executive Officer, June 14, 1999 to date. President and Chief
                        Executive Officer, Reichhold, Inc. (specialty polymers, adhesives and polymer systems) 1993 to June 1999.

L. L. Beach             Vice President, Human Resources, April 1995 to date. Vice
  Age - 55              President, Human Resources of Kraft Foods International
                        (manufacturer and distributor of consumer products) 1991 to April
                        1995.


M. S. Duffey            Senior Vice President, Finance and Administration, August 1998
  Age - 45              to date. Vice President and Chief Financial Officer, August 1996
                        to August 1998. Vice President, Chief Financial Officer and
                        Treasurer of Registrant, April 1995 to August 1996. Treasurer of
                        the Registrant, July 1994 - April 1995.



P. B. Eckle             Senior Vice President and Chief Development Office, October 25,
  Age - 54              1999 to date. Executive Vice President and Chief Development
                        Officer, Reichhold, Inc. (specialty chemicals), January 1999 to
                        October 25, 1999. Executive Vice President of Reichhold, Inc.
                        1996-1999, Vice President New Business Development of Reichhold,
                        Inc. 1994 to 1996.



J. R. Gwinnell          Vice President and Chief Supply  Officer, September 15, 1999 to
  Age - 44              date. Vice President, Corporate Development and Strategy, 1998 to
                        September 15, 1999. Vice President, Strategy, Westinghouse
                        Electric Corporation (electrical equipment manufacturer), 1996 to
                        February 1998. Senior Engagement Manager, McKinsey & Company,
                        Inc., (management consultants), 1989 to 1996.


G. W. Henry             Executive Vice President, International Operations, January 6,
  Age - 54              2000 to date. Executive Vice President, Worldwide Plastics, August
                        1998 to January 2000. Senior Vice President, International
                        Operations, May 1997 to August 1998. Vice President - Operations,
                        1992 - 1994; Vice President, International Operations, 1994 - May
                        1997.




J. S. Pyke, Jr.         Vice President, General Counsel and Secretary, 1979 to date.
  Age - 61



M. L. Rademacher        Senior Vice President - Plastics Americas, January 6, 2000 to
  Age - 49              date. Vice President and General Manager, Industrial Chemical and
                        Solvents Division, Ashland Chemical Company (chemicals
                        manufacturing and distribution) 1998 to January 6, 2000; Vice
                        President of Distribution Services of Ashland Chemical, 1995 to
                        1998.




C. R. Sachs             Treasurer, August 1996 to date. Treasurer Outboard Marine
  Age - 47              Corporation (manufacturer of recreational boats and marine engines) 1992-1996.




T. E. Lindsey           Controller, July 1990 to date.
  Age - 49

                                     PART II
                                     -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------  ----------------------------------------------------------------
         MATTERS
         -------


         SEE the tables regarding Registrant's stock price data at page 27 and Shareholder Information at the bottom of page 28 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1999, which tables and information are incorporated herein by this reference.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

         SEE Selected Financial Data at pages 28 and 29 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1999, which Selected Financial Data is incorporated herein by this reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

         SEE pages 30 through 32 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1999, which pages are incorporated herein by this reference.


ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
-------- ----------------------------------------------------------

         SEE the paragraphs captioned "Concentrations of Credit Risk" and "Derivative Financial Instruments" on page 19, and "Financial Instruments," "Cash and Cash Equivalents," "Long and Short-Term Debt," and "Foreign Exchange Contracts" and the corresponding table on page 25, and the paragraph captioned "Market Risk" on page 31 of the Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1999, which paragraphs and table are incorporated herein by this reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         SEE pages 15 through 29 and the bottom of page 32 of Registrant's Annual Report distributed to stockholders for the fiscal year ended December 31, 1999, which pages are incorporated herein by this reference.



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

          None.


                                    PART III
                                    --------



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------


         Directors
         ---------


         SEE the table listing nominees for directors on pages 2 and 3 of Registrant's definitive proxy statement distributed to stockholders dated March 23, 2000, filed with the Commission pursuant to Regulation 14A, which table is incorporated herein by this reference.


         Executive Officers
         ------------------


         SEE the item captioned "Executive Officers of the Registrant" in Part I of this Form 10-K, which item is incorporated herein by this reference.

         Section 16(a) Beneficial Ownership Reporting Compliance
         -------------------------------------------------------


         SEE the paragraph bearing the foregoing caption on page 5 of Registrant's definitive proxy statement distributed to stockholders dated March 23, 2000, filed with the Commission pursuant to Regulation 14A, which paragraph is incorporated herein by this reference.


ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------


         SEE the section captioned "Executive Compensation" at pages 5 through 14 of Registrant's definitive proxy statement distributed to stockholders dated March 23, 2000, filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

(a)      Security Ownership of Certain Beneficial Owners:

         SEE the section captioned "Holdings of Shares of the Company's Common Stock" at page 5 of Registrant's definitive proxy statement distributed to stockholders dated March 23, 2000 filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.

(b)      Security Ownership by Management:

         SEE the table, and footnotes thereto, regarding beneficial ownership of the Registrant's Common Stock by management, at page 3 of Registrant's definitive proxy statement distributed to stockholders dated March 23, 2000 filed with the Commission pursuant to Regulation 14A, which table and footnotes are incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         None.


                                     PART IV
                                     -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------- ---------------------------------------------------------------


(a) 1. and 2.   The response to this portion of Item 14 is submitted as a
         separate section commencing on page F-1 of this Form 10-K.


           3. List of Exhibits. [Those documents listed below that are incorporated herein by reference to Registrant's earlier periodic reports were filed with the Commission under Registrant's File No. 1-5222.]



                (i)  Exhibits filed pursuant to Regulation S-K (Item
                     -----------------------------------------------
                     601):
                     -----


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

         *(d) Form of Amended and Restated Employment Agreement dated as of August 5, 1998 between Registrant and certain of Registrant's executive officers filed as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by this reference.

         *(e) Description of Directors' compensation and retirement benefit, set forth in the section captioned "Directors' Compensation" on page 15 of Registrant's definitive proxy statement dated March 23, 2000, as distributed to stockholders and filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.

         *(f) Excess Benefit Plan in which any of the five most highly compensated executive officers of the Registrant participates, filed as
         Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by this reference.



         *(g) Supplemental Retirement Benefit Plan in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by this reference. ALSO, Amendment and Restatement of M.A. Hanna Company Supplemental Retirement Plan dated as of January 1, 1999, filed as
         Exhibit 10(g) to Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by this reference.



         *(h) Voluntary Non-Qualified Deferred Compensation Plan in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit A to the Registrant's definitive proxy statement distributed to stockholders dated March 20, 1995 filed with the Commission pursuant to Regulation 14A, which Exhibit A is incorporated herein by this reference.



         * (i) Employment Agreement dated as of June 14, 1999 between P. D. Ashkettle and the Registrant; Supplemental Retirement Agreement dated as of June 14, 1999 between P. D. Ashkettle and the Registrant; and Nonqualified Deferred Compensation Agreement dated as of June 14, 1999 between P. D. Ashkettle and the Registrant, filed as Exhibits 10(a),
         (b) and (c), respectively, of Registrant's quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by this reference.



               [*- Identifies management contract or compensation plans or arrangements filed pursuant to Item 601(b) (10) (iii) (A) ]

(11)     Computation of per share earnings, filed herewith.


(13) Registrant's Annual Report as distributed to stockholders for the fiscal year ended December 31, 1999, filed herewith.


(21)     Subsidiaries of the Registrant, filed herewith.


(23)     Consent of Independent Accountants, filed herewith.


(24)     Powers of Attorney of certain Directors of Registrant, filed herewith.


(27)     Financial Data Schedule, filed herewith.


         (ii)     Other exhibits:
                  --------------


                  Financial statements (and consent of independent accountants) pursuant to Form 11-K and Rule 15D-21 for the year ended December 31, 1999, for the Capital Accumulation Plan for Salaried Employees of M. A. Hanna Company and Associated Companies, and for stock purchase/savings plans of Registrant's subsidiaries and divisions will be filed as exhibits to the Form 10-K under a Form 10-K/A amendment not later than June 28, 2000.


(b)      Since September 30, 1999, Registrant has filed no report on Form 8-K.
 -


(c)      The response to this portion of Item 14 is submitted as a separate
 -       Section commencing on page X-1 of this Form 10-K.


(d)      The response to this portion of Item 14 is submitted as a separate
 -       section commencing on page F-1 of this Form 10-K.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             M. A. HANNA COMPANY
                                                 (Registrant)



Date:             March 24, 2000     By   /s/J. S. Pyke, Jr.
                                       -----------------------
                                          J. S. Pyke, Jr.
                                          Vice President, General Counsel
                                          and Secretary
`

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:             March 24, 2000     By   /s/P. D. Ashkettle
                                       -----------------------
                                          P. D. Ashkettle
                                          Chairman, President and
                                          Chief Executive Officer
                                          (Principal Executive
                                          Officer) and Director



Date:             March 24, 2000     By   /s/M. S. Duffey
                                        -----------------
                                          M. S. Duffey
                                          Senior Vice President
                                          Finance and Administration
                                          (Principal Financial Officer)



Date:             March 24, 2000     By   /s/T. E. Lindsey
                                        ------------------
                                          T. E. Lindsey
                                          Controller
                                          (Principal Accounting Officer)

                                          C. A. Cartwright, Director


                                          W. R. Embry, Director


                                          J. T. Eyton, Director


                                          R. A. Garda, Director


                                          G. D. Harnett, Director


By       /s/T. E. Lindsey                 D. H. Hoag, Director
  -------------------------

         T. E. Lindsey
         Attorney-In-Fact                 G. D. Kirkham, Director


                                          D. B. Lewis, Director

         Date: March 24, 2000
                                          M. L. Mann, Director


                                          R. W. Pogue, Director


                                          M. D. Walker, Director

                                    FORM 10-K

                              ITEM 14(a)(1) and (2)

                       FINANCIAL STATEMENTS AND SCHEDULES

                               M.A. HANNA COMPANY



The following consolidated financial statements of the Registrant and its consolidated subsidiaries, included in the annual report of the Registrant to its stockholders for the year ended December 31, 1999, are incorporated herein by reference in Item 8:

Summary of accounting policies
Consolidated balance sheets - December 31, 1999 and 1998
Consolidated statements of income, stockholders' equity and cash flows - years ended December 31, 1999, 1998 and 1997
Notes to financial statements

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

                      Report of Independent Accountants on
                          Financial Statement Schedule



To the Board of Directors of M.A. Hanna Company

Our audits of the consolidated financial statements referred to in our report dated January 28, 2000 appearing in the 1999 Annual Report to
Stockholders of M.A. Hanna Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




/s/ PricewaterhouseCoopers LLP


Cleveland, Ohio
January 28, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES



-----------------------------------------------------------------------------------------------------------------
                           COL. A                  COL. B                            COL. C
-----------------------------------------------------------------------------------------------------------------
                                                                                    ADDITIONS
                                                                 ------------------------------------------------
                                                                         (1)                     (2)
                                             Balance at Beginning   Charged to Costs        Charged to Other
                         DESCRIPTION              of Period         and Expenses         Accounts - Describe
-----------------------------------------------------------------------------------------------------------------
Year ended December 31, 1999:
    Deducted from asset accounts:
        Allowance for doubtful accounts              $ 9,757,000         $ 3,844,000               $ 253,000  (a)

    Reserve for Profit Improvement Plan               10,199,000                   -                       -

Year ended December 31, 1998:
    Deducted from asset accounts:
        Allowance for doubtful accounts                8,649,000           2,596,000                  49,000  (a)

    Reserve for Profit Improvement Plan                        -          29,800,000                       -

Year ended December 31, 1997:
    Deducted from asset accounts:
        Allowance for doubtful accounts                7,572,000           4,073,000                  84,000  (a)

-----------------------------------------------------------------------------------------
                           COL. A                  COL. D                  COL. E
-----------------------------------------------------------------------------------------



                                                                       Balance at End
                         DESCRIPTION         Deductions - Describe        of Period
-----------------------------------------------------------------------------------------
Year ended December 31, 1999:
    Deducted from asset accounts:
        Allowance for doubtful accounts              $ 4,352,000  (b)        $ 9,502,000

    Reserve for Profit Improvement Plan                7,555,000  (c)          2,644,000

Year ended December 31, 1998:
    Deducted from asset accounts:
        Allowance for doubtful accounts                1,537,000  (b)          9,757,000

    Reserve for Profit Improvement Plan               19,601,000  (c)         10,199,000

Year ended December 31, 1997:
    Deducted from asset accounts:
        Allowance for doubtful accounts                3,080,000  (b)          8,649,000




(a)  Reserves of companies acquired and translation impact of foreign reserves.
(b)  Uncollectible amounts written off.
(c)  Asset write-offs, severance payments and plant closure costs.

                                                                      ITEM 14(c)
                                                                      ----------


                             EXHIBIT LIST
                             ------------


                                                                     SEQUENTIAL
                                                                     ----------
                                                                      PAGE NO.
                                                                      --------


(i)      Exhibits filed pursuant to Regulation S-K (Item 601):
         -----------------------------------------------------

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



         *(d) Form of Amended and Restated Employment Agreement dated as of August 5, 1998 between Registrant and certain of Registrant's executive officers filed as Exhibit 10(d) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, and incorporated herein by this reference.



         *(e) Description of Directors' compensation and retirement benefit, set forth in the section captioned "Directors' Compensation" on page 15 of Registrant's definitive proxy statement dated March 23, 2000, as distributed to stockholders and filed with the Commission pursuant to Regulation 14A, which section is incorporated herein by this reference.



         *(f) Excess Benefit Plan in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit 10(j) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by this reference.

         *(g) Supplemental Retirement Benefit Plan in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit 10(k) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by this reference. ALSO, Amendment and Restatement of M.A. Hanna Company Supplemental Retirement Plan dated as of January 1, 1999, filed as Exhibit 10(g) to Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by this reference.



         *(h) Voluntary Non-Qualified Deferred Compensation Plan in which any of the five most highly compensated executive officers of the Registrant participates, filed as Exhibit A to the Registrant's definitive proxy statement distributed to stockholders dated March 20, 1995 filed with the Commission pursuant to Regulation 14A, which Exhibit A is incorporated herein by this reference.



         * (i) Employment Agreement dated as of June 14, 1999 between
         P. D. Ashkettle and the Registrant; Supplemental Retirement Agreement dated as of June 14, 1999 between P. D. Ashkettle and the Registrant; and Nonqualified Deferred Compensation Agreement dated as of June 14, 1999 between P. D. Ashkettle and the Registrant, filed as Exhibits 10(a), (b) and (c), respectively, of Registrant's quarterly Report on Form 10-Q for the quarter ended June 30, 1999, and incorporated herein by this reference.

               [*- Identifies management contract or compensation plans or arrangements filed pursuant to Item 601(b)
               (10) (iii) (A) ]

(11) Computation of per share earnings, filed herewith.                  -------


(13) Registrant's Annual Report as distributed to stockholders for the
fiscal year ended December 31, 1999, filed herewith.                     -------


(21) Subsidiaries of the Registrant, filed herewith.                     -------


(23) Consent of Independent Accountants, filed herewith.                 -------


(24) Powers of Attorney of certain Directors of Registrant, filed
herewith.                                                                -------


(27) Financial Data Schedule, filed herewith.                            -------


         (ii)  Other exhibits:
               --------------


                  Financial statements (and consent of independent accountants) pursuant to Form 11-K and Rule 15D-21 for the year ended December 31, 1999, for the Capital Accumulation Plan for Salaried Employees of M. A. Hanna Company and Associated Companies, and for stock purchase/savings plans of Registrant's subsidiaries and divisions will be filed as exhibits to the Form 10-K under a Form 10-K/A amendment not later than June 28, 2000.

(b)      Since September 30, 1999, Registrant has filed no report on
         Form 8-K.



(c) The response to this portion of Item 14 is submitted as a separate Section commencing on page X-1 of this Form 10-K.


(d) The response to this portion of Item 14 is submitted as a separate section commencing on page F-1 of this Form 10-K.