Form 10-Q
period 2000-03-31
HANNA M A CO/DE
filed 2000-05-12
CIK 45370

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED MARCH 31, 2000


COMMISSION FILE NUMBER 1-5222



                               M. A. HANNA COMPANY
            --------------------------------------------------------
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


        Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X     No
                                            ----        ----

            Common Shares Outstanding, as of the close of the period
                       covered by this report 48,970,291.

                M. A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES
                -------------------------------------------------

                                      INDEX
                                      -----





                                                                                 PAGE
                                                                                 ----
PART  I - FINANCIAL INFORMATION


           Item 1.      Financial Statements.
                          Consolidated Statements of Income -
                            Three Months ended
                             March 31, 2000 and 1999                                2

                          Consolidated Balance Sheets -
                             March 31, 2000 and December 31, 1999                   3

                          Consolidated Statements of
                            Cash Flows - Three Months Ended
                              March 31, 2000 and 1999                               4

                          Notes to Consolidated Financial Statements              5-6

           Item 2.      Management's Discussion and Analysis of
                          Interim Financial Condition and Results
                          of Operations.                                          7-9

PART II - OTHER INFORMATION

           Item 4.      Submission of Matter to a Vote of Security Holders         10

           Item 6.      Exhibits and Reports on Form 8-K                           10


                                     PART I

                M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                                           March 31
                                                                    -------------------------------------------------------
                                                                            2000                             1999
                                                                            ----                             ----
                                                                         (Dollars in thousands except per share data)

Net Sales                                                                       $ 612,682                        $ 580,559

Costs and Expenses
    Cost of goods sold                                                            504,265                          475,478
    Selling, general and administrative                                            79,065                           78,717
    Interest on debt                                                                8,053                            8,282
    Amortization of intangibles                                                     3,820                            3,997
    Other - net                                                                       324                            1,075
                                                                    ----------------------          -----------------------
                                                                                  595,527                          567,549
                                                                    ----------------------          -----------------------

Income Before Income Taxes                                                         17,155                           13,010

    Income taxes                                                                    6,948                            5,269

                                                                    ----------------------          -----------------------
Net Income                                                                       $ 10,207                          $ 7,741
                                                                    ======================          =======================


Net Income Per Share
--------------------

      Basic                                                                         $ .23                            $ .17
                                                                    ======================          =======================


      Diluted                                                                       $ .23                            $ .17
                                                                    ======================          =======================



Dividends per common share                                                         $ .125                           $ .120
                                                                    ======================          =======================

                M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (Unaudited)


                                                                                    March                December
                                                                                  31, 2000                31, 1999
                                                                             --------------------   --------------------
                                                                                       (Dollars in thousands)
          Assets
          ------
Current Assets

    Cash and cash equivalents                                                         $   34,622             $   40,937
    Receivables                                                                          397,427                356,029
    Inventories:
        Finished products                                                                177,820                182,861
        Raw materials and supplies                                                        71,166                 69,190
                                                                             --------------------   --------------------
                                                                                         248,986                252,051
    Other current assets                                                                  21,282                 20,908
    Deferred income taxes                                                                 23,010                 27,593
                                                                             --------------------   --------------------
        Total current assets                                                             725,327                697,518

Property, Plant and Equipment                                                            622,265                618,140
    Less allowances for depreciation                                                     290,424                284,232
                                                                             --------------------   --------------------
                                                                                         331,841                333,908
Other Assets
    Goodwill and other intangibles                                                       430,702                432,576
    Investments and other assets                                                          97,397                 94,694
    Deferred income taxes                                                                 31,833                 31,862
                                                                             --------------------   --------------------
                                                                                         559,932                559,132
                                                                             --------------------   --------------------
                                                                                      $1,617,100             $1,590,558
                                                                             ====================   ====================

            Liabilities and Stockholders' Equity
            ------------------------------------

Current Liabilities
    Notes payable to banks                                                            $    3,546             $    4,011
    Trade payables and accrued expenses                                                  395,342                404,293
    Current portion of long-term debt                                                      3,846                  4,020
                                                                             --------------------   --------------------
        Total current liabilities                                                        402,734                412,324

Other Liabilities                                                                        207,973                205,031

Long-term Debt
    Senior notes                                                                          87,775                 87,775
    Medium-term notes                                                                    160,000                160,000
    Other                                                                                206,318                175,914
                                                                             --------------------   --------------------
                                                                                         454,093                423,689
Stockholders' Equity
    Preferred stock, without par value
        Authorized 5,000,000 shares
        Issued -0- shares in 2000 and 1999                                                     -                      -
    Common stock, par value $1
        Authorized 100,000,000 shares
        Issued 66,208,806 shares at March  31, 2000 and
            66,193,985 shares at December 31, 1999                                        66,209                 66,194
    Capital surplus                                                                      290,582                289,292
    Retained earnings                                                                    489,035                484,427
    Accumulated translation adjustment                                                   (22,280)               (17,763)
    Associates ownership trust                                                           (46,865)               (48,203)
    Cost of treasury stock (17,238,515 shares at March 31, 2000
        and 17,242,100 shares at December 31, 1999)                                     (224,381)              (224,433)
                                                                             --------------------   --------------------
                                                                                         552,300                549,514
                                                                             --------------------   --------------------
                                                                                      $1,617,100             $1,590,558
                                                                             ====================   ====================

                M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES
                ------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                                                       Three Months Ended
                                                                                             March 31
                                                                    -------------------------------------------------
                                                                                   2000                       1999
                                                                                   ----                       ----
                                                                                     (Dollars in thousands)

Cash Provided from (Used for) Operating Activities
    Net income                                                                   $ 10,207                    $ 7,741
    Depreciation and amortization                                                  16,514                     16,196
    Companies carried at equity:
        Income                                                                     (1,018)                    (1,035)
        Dividends received                                                              -                        800
    Changes in operating assets and liabilities:
        Receivables                                                               (44,410)                   (31,848)
        Inventories                                                                 2,139                    (10,532)
        Prepaid expenses                                                             (693)                    (2,671)
        Trade payables and accrued expenses                                        (3,997)                    27,461
    Restructuring payments                                                         (1,503)                    (2,699)
    Other                                                                           7,513                      7,299
                                                                    ----------------------  -------------------------
           Net operating activities                                               (15,248)                    10,712

Cash Provided from (Used for) Investing Activities
    Capital expenditures                                                          (11,950)                   (10,141)
    Acquisitions of businesses, less cash acquired                                (10,630)                    (9,423)
    Acquisition payments                                                             (100)                      (233)
    Sales of assets                                                                     -                        300
    Investments in associated and other companies                                       -                       (200)
    Return of cash from associated and other companies                                294                        512
    Other                                                                           2,736                      1,852
                                                                    ----------------------  -------------------------
           Net investing activities                                               (19,650)                   (17,333)

Cash Provided from (Used for) Financing Activities
    Cash dividends paid                                                            (5,599)                    (5,326)
    Proceeds from the sale of common stock                                            157                        221
    Increase in debt                                                               64,108                     51,405
    Reduction in debt                                                             (29,396)                   (35,718)
                                                                    ----------------------  -------------------------
           Net financing activities                                                29,270                     10,582

    Effect of exchange rate changes on cash                                          (687)                    (1,304)
                                                                    ----------------------  -------------------------

Cash and Cash Equivalents
    Increase (decrease)                                                            (6,315)                     2,657
    Beginning of period                                                            40,937                     32,322
                                                                    ----------------------  -------------------------
    End of period                                                                $ 34,622                   $ 34,979
                                                                    ======================  =========================

Cash paid (received) during period
    Interest                                                                      $ 7,383                    $ 6,306
    Income taxes paid (refunded), net                                               4,834                     (3,604)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


                                 March 31, 2000
                                 --------------



Basis of Presentation
---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and in the opinion of the Company include all adjustments necessary to present fairly the results of operations, financial position, and changes in cash flow. Reference should be made to the footnotes included in the 1999 Annual Report.

The results of operations for the interim periods are not necessarily indicative of the results expected for the full year.

Net Income Per Share of Common Stock
------------------------------------

Basic net income per share is computed by dividing net income applicable to common stock by the average number of shares outstanding of 44,949,864 and 44,483,690 for the quarters ended March 31, 2000 and 1999, respectively. Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans.

The number of shares used to compute diluted net income per share is based on the number of shares used for basic net income per share increased by the common stock equivalents which would arise from the exercise of stock options. The average number of shares used in the computation was 44,991,378 and 44,551,555 for the three months ended March 31, 2000 and 1999, respectively.

Comprehensive Income
--------------------

Comprehensive income for the first quarter of 2000 and 1999 was $5,690 and $4,643, respectively. Comprehensive income includes net income and foreign currency translation adjustments for the three months ended March 31, 2000 and 1999.

Pending Accounting Changes
--------------------------

In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137 which delays the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", to fiscal years beginning after June 15, 2000. The company is analyzing the impact of SFAS 133 and will adopt it in 2001.

Profit Improvement Plan
-----------------------

During the first quarter of 2000, the Company continued to take actions under its Profit Improvement Plan announced during the third quarter of 1998. Details of the utilization of the profit improvement accruals during the first quarter of 2000 are as follows:


                                 Accrual Balance           Utilized First        Accrual Balance
                                December 31, 1999          Quarter 2000           March 31, 2000
                                -----------------          --------------        ---------------
Associate Costs                       $    905               $      161               $    744
Asset Write-downs                        1,228                      613                    615
Plant Closures                             511                       14                    497
                                      --------               ----------               --------
                                      $  2,644               $      788               $  1,856
                                      ========               ==========               ========

BUSINESS SEGMENTS

The Company has three reportable segments - rubber processing, plastic processing and distribution. The reportable segments are business units that offer different products and services. Additionally, the manufacturing processes for rubber processing and plastic processing are different. Rubber processing includes the manufacture of custom rubber compounds and additives. Plastic processing includes the production of custom plastic compounds and custom formulated colorants and additives. Distribution includes distribution of engineered plastic shapes and thermoplastic resins. Other operations include the Company's Diversified Polymer Products business and its marine operations. During the third quarter of 1999, the Company sold its thermoset resins and glass fiber materials business and the Company's management contract for dock operations expired. In April 2000, the Company completed the previously announced divestiture of its Diversified Polymer Products business.


                                          Rubber        Plastic                     Other
                                        Processing    Processing   Distribution   Operations    Corporate     Total
                                        ----------    ----------   ------------   ----------    ---------     -----
QUARTER ENDING MARCH 31, 2000

Net sales from external customers       $ 137,565     $ 241,518      $ 229,209      $ 4,390      $     -   $ 612,682
Intersegment sales                          1,531         5,866          1,703            -            -       9,100
Operating income                           12,592        14,453          3,822         (118)      (5,541)     25,208

QUARTER ENDING MARCH 31, 1999

Net sales from external customers       $ 130,199     $ 225,449      $ 221,288      $ 3,623      $     -   $ 580,559
Intersegment sales                            717         5,358          1,662            -            -       7,737
Operating income                           11,366        13,926          2,517          236       (6,753)     21,292



SUBSEQUENT EVENTS

On May 8, 2000, the Company announced that it and The Geon Company will consolidate into a new Ohio Corporation. The Geon Company is a leading Ohio-based polymer services and technology company with operations in vinyl compounds, specialty vinyl resins and formulations, engineered films and other value-added products and services. The consolidation will take place in the form of a cashless stock swap, and following the consolidation the shareholders of each company will hold approximately 50 percent of the new corporation. Consummation of the transaction is subject to approval by the shareholders of both companies and regulatory approvals and is expected to be consummated in the third quarter of 2000.

On May 11, 2000, the Company announced it had signed a definitive agreement to sell a substantial component of its Cadillac Plastic shapes distribution and fabrication business to GE Plastics. The agreement includes substantially all the assets and leased facilities of Cadillac operations in North America, Asia, the United Kingdom, and the Netherlands. The sale is subject to government approvals and is targeted to close in the summer of 2000. Certain portions of Cadillac Plastic are not part of the sale agreement. These include the Richmond Aircraft unit, headquartered in the United States and three joint ventures located in Germany, France and Spain. Strategic alternatives for these businesses are being considered.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------

              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------------------------




Results of Operations
---------------------

Consolidated net sales for the quarter ending March 31, 2000 increased to $612.7 million from $580.6 million for the quarter ending March 31, 1999, representing an increase of 5.5 percent. Net sales in the plastic processing segment for the quarter increased 7.2 percent to $247.4 million in 2000 compared with $230.8 million in 1999. Increases in volume accounted for 5.3 percentage points, price/mix resulted in a favorable 3.6 percentage point effect and foreign exchange had a negative impact of 4.0 percentage points. Acquisitions contributed 2.3 percentage points to the plastic processing segment's net sales. The rubber processing segment's net sales increased 6.2 percent for the quarter to $139.1 million in 2000 compared with $130.9 million in 1999. Volume increased
14.3 percentage points, price/mix was a negative 7.6 percentage points, and foreign exchange resulted in a negative 0.5 percentage point impact. The distribution segment's net sales for the quarter were $230.9 million in 2000 compared with $223.0 million in 1999, an increase of 3.6 percent. Volume had a favorable 7.5 percentage point impact, price/mix accounted for an increase of
2.7 percentage points, and foreign exchange had a favorable impact of 0.1 percentage points. The divestiture of the thermoset resin distribution business in the third quarter of 1999 resulted in a 6.7 percentage point reduction in net sales of the distribution segment quarter over quarter.

Gross margins declined 0.4 percentage points to 17.7 percent for the quarter ending March 31, 2000 compared with 18.1 percent for the comparable period in 1999. The rubber processing segment's margins increased slightly due to increased volume and benefits realized from lean manufacturing and supply chain management initiatives begun in 1999 and were partially offset by the start-up costs of a new facility in Mexico. Manufacturing inefficiencies in the plastic-processing segment negatively impacted gross margins. Gross margins in the distribution segment also declined from prior period levels as shapes distribution continues to rebuild its customer base.

Selling, general and administrative expenses increased $0.4 million to $79.1 for the period ending March 31, 2000 compared with $78.7 million in the comparable period in 1999. As a percentage of net sales, selling, general and administrative expenses declined 0.7 percentage points to 12.9 percent in 2000 from 13.6 percent in 1999. The percentage decline is attributable to the divestiture of the thermoset resin distribution business in 1999 and better control of spending in the quarter.

Other-net decreased $0.8 million for the period ending March 31, 2000 compared to the same period in 1999 due to reduced minority interest eliminations, and increased foreign currency exchange gains.

During the quarter, the Company acquired Tekno Polimer, a leading Turkish compounder in the Middle East. In addition, the Company divested of its Diversified Polymer Products business. The Company recorded a $0.5 million pre-tax charge associated with the Diversified Polymer Products business sale in addition to the $10.9 million pre-tax charge taken in the fourth quarter of 1999 related to the write-down of goodwill and other intangibles related to this business.


Liquidity and Sources of Capital
--------------------------------

Operating activities used $15.2 million. Working capital used $47.0 million reflecting the increase in activity in the first quarter of 2000 as compared with the fourth quarter of 1999. Investing activities used $19.7 million and included $12.0 million for capital expenditures and $10.7 million related to acquisitions. Financing activities provided $29.3 million from increased borrowings of $34.7 million offset by $5.6 million to pay dividends.

The current ratio was 1.8:1 at March 31, 2000 and 1.7:1 at December 31, 1999. Debt to total capital was 45.1 percent at March 31, 2000 and 43.5 percent at December 31, 1999.

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

YEAR 2000 ISSUE UPDATE

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue". However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 issues may occur with billing, payroll, or financial closings at month, quarterly, or year-end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

SUBSEQUENT EVENTS

On May 8, 2000, the Company announced that it and The Geon Company will consolidate into a new Ohio Corporation. The Geon Company is a leading Ohio-based polymer services and technology company with operations in vinyl compounds, specialty vinyl resins and formulations, engineered films and other value-added products and services. The consolidation will take place in the form of a cashless stock swap, and following the consolidation the shareholders of each company will hold approximately 50 percent of the new corporation. Consummation of the transaction is subject to approval by the shareholders of both companies and regulatory approvals and is expected to be consummated in the third quarter of 2000.

On May 11, 2000, the Company announced it had signed a definitive agreement to sell a substantial component of its Cadillac Plastic shapes distribution and fabrication business to GE Plastics. The agreement includes substantially all the assets and leased facilities of Cadillac operations in North America, Asia, the United Kingdom, and the Netherlands. The sale is subject to government approvals and is targeted to close in the summer of 2000. Certain portions of Cadillac Plastic are not part of the sale agreement. These include the Richmond Aircraft unit, headquartered in the United States and three joint ventures located in Germany, France and Spain. Strategic alternatives for these businesses are being considered.

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

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a.)      Annual meeting of stockholders held May 3, 2000.

         b.) Proxies for the meeting were solicited to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management nominees as listed in the Proxy Statement. The following eleven directors were elected:
                  Phillip D. Ashkettle, Carol A. Cartwright, Wayne R. Embry, J. Trevor Eyton, Robert A. Garda, Gordon D. Harnett, David H. Hoag, George D. Kirkham, David Baker Lewis, Marvin L. Mann, and Martin D. Walker.

         c.) The appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year 2000 was ratified and approved. There were 44,249,605 shares voted in the affirmative, 404,023 shares voted in the negative and 206,807 shares abstained.

         d.) The approval of the M.A. Hanna Company Long-Term Incentive Plan, as amended and restated as of March 1, 2000 was ratified and approved. There were 42,124,715 shares voted in the affirmative, 2,202,378 voted in the negative and 533,342 shares abstained.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

         a.) On May 8, 2000, the Registrant filed a Current Report on Form 8-K, reporting its execution of an Agreement and Plan of Consolidation with The Geon Company (a Delaware Corporation) to form a new Ohio Corporation.

         b.) On May 11, 2000, the Registrant filed a Current Report on Form 8-K, reporting its execution of a definitive agreement to sell a substantial component of the Registrant's Cadillac Plastics shapes distribution and fabrication businesses to GE Plastics. The agreement includes substantially all the assets and leased facilities in North America, Asia, the United Kingdom, and the Netherlands.

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

Date:  May 12, 2000