Form 10-Q
period 2000-06-30
HANNA M A CO/DE
filed 2000-08-14
CIK 45370

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934



FOR QUARTER ENDED June 30, 2000
                  -------------


COMMISSION FILE NUMBER 1-5222
                       ------




                               M. A. HANNA COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




       STATE OF DELAWARE                                          34-0232435
-------------------------------                                   ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


SUITE 36-5000, 200 PUBLIC SQUARE, CLEVELAND, OHIO                44114-2304
-------------------------------------------------                ----------
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

         Indicate by check mark whether the registrant (I) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months, and (2) has been subjected to such filing
 requirements for the past 90 days.                        YES __X__ NO ______


            Common Shares Outstanding, as of the close of the period
                       covered by this report 48,480,744.

                M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                                 PAGE
PART I - FINANCIAL INFORMATION

           Item 1.        Financial Statements.
                           Consolidated Statements of Income -
                              Three Months and Six Months Ended
                              June 30, 2000 and 1999                                 2

                           Consolidated Balance Sheets -
                              June 30, 2000 and December 31, 1999                    3

                           Consolidated Statements of
                            Cash Flows -Six Months Ended
                              June 30, 2000 and 1999                                 4

                           Notes to Consolidated Financial Statements            5 - 7

           Item 2.        Management's Discussion and Analysis of
                           Interim Financial Condition and Results
                           of Operations.                                       8 - 10

PART II - OTHER INFORMATION

           Item 6.        Exhibits and Reports on Form 8-K                          11


                M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                            Three Months Ended                           Six Months Ended
                                                                  June 30                                     June 30
                                             ---------------------------------------------     ----------------------------------
                                                  2000                     1999                      2000                 1999
                                                  ----                     ----                      ----                 ----
                                                                  (Dollars in thousands except per share data)

Net Sales                                      $ 606,788                $ 594,263                 $1,219,470            $1,174,822

Costs and Expenses
    Cost of goods sold                           503,764                  486,987                  1,008,029               962,465
    Selling, general and administrative           76,527                   76,079                    155,592               154,796
    Interest on debt                               8,278                    8,251                     16,331                16,533
    Amortization of intangibles                    3,669                    3,973                      7,489                 7,970
    Other - net                                   45,571                    1,518                     45,895                 2,593
                                             -----------------    ---------------------     -----------------    ------------------
                                                 637,809                  576,808                  1,233,336             1,144,357
                                             -----------------    ---------------------     -----------------    ------------------

Income(Loss) Before Income Taxes                 (31,021)                  17,455                    (13,866)               30,465
    Income taxes                                   2,302                    7,069                      9,250                12,338
                                             -----------------    ---------------------     -----------------    ------------------

Net Income(Loss)                               $ (33,323)               $  10,386                 $  (23,116)            $  18,127
                                             =================    =====================     =================    ==================


Net Income(Loss) per Share

      Basic                                    $    (.74)                $    .23                  $    (.51)             $    .41
                                             =================    =====================     =================    ==================


      Diluted                                  $    (.74)                $    .23                  $    (.51)             $    .41
                                             =================    =====================     =================    ==================


Dividends per common share                      $   .125                 $    .12                   $    .25              $    .24
                                             =================    =====================     =================    ==================


The accompanying footnotes are an integral part of these financial statements.

                M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                     June                          December
                                                                                   30, 2000                        31, 1999
                                                                          --------------------------       ------------------------
                                                                                            (Dollars in thousands)
          ASSETS

Current Assets
  Cash and cash equivalents                                                  $       39,659                  $       40,937
  Receivables                                                                       326,340                         356,029
  Inventories:
    Finished products                                                               125,103                         182,861
    Raw materials and supplies                                                       80,746                          69,190
                                                                          --------------------------       -------------------------
                                                                                    205,849                         252,051
Other Current Assets                                                                121,580                          20,908
Deferred income taxes                                                                26,373                          27,593
                                                                          --------------------------       ------------------------
  Total current assets                                                              719,801                         697,518

Property, Plant and Equipment                                                       617,733                         618,140
  Less allowances for depreciation                                                  301,287                         284,232
                                                                          --------------------------       ------------------------
                                                                                    316,446                         333,908
Other Assets
  Goodwill and other intangibles                                                    377,974                         432,576
  Investments and other assets                                                      100,458                          94,694
  Deferred income taxes                                                              28,321                          31,862
                                                                          --------------------------       ------------------------
                                                                                    506,753                         559,132
                                                                          --------------------------       ------------------------
                                                                            $     1,543,000                 $     1,590,558
                                                                          ==========================       ========================

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable to banks                                                     $        6,146                  $        4,011
  Trade payables and accrued expenses                                               349,684                         404,293
  Current portion of long-term debt                                                   2,361                           4,020
                                                                          --------------------------       ------------------------
    Total current liabilities                                                       358,191                         412,324

Other Liabilities                                                                   206,087                         205,031

Long-term Debt
  Senior notes                                                                       87,775                          87,775
  Medium-term notes                                                                 160,000                         160,000
  Other                                                                             213,014                         175,914
                                                                          --------------------------       ------------------------
                                                                                    460,789                         423,689
Stockholders' Equity
  Preferred stock, without par value
    Authorized 5,000,000 shares
    Issued -0- shares in 2000 and 1999                                                    -                               -
  Common stock, par value $1
    Authorized 100,000,000
    Issued 66,225,914 shares at June 30, 2000 and
      66,193,985 shares at December 31, 1999                                         66,226                          66,194
  Capital surplus                                                                   282,571                         289,292
  Retained earnings                                                                 450,101                         484,427
  Accumulated translation adjustment                                                (18,156)                        (17,763)
  Associates ownership trust                                                        (32,441)                        (48,203)
  Cost of treasury stock 17,745,170 shares at June 30, 2000
    and 17,242,100 shares at December 31, 1999                                     (230,368)                       (224,433
                                                                          --------------------------       ------------------------
                                                                                    517,933                         549,514
                                                                          --------------------------       ------------------------
                                                                            $     1,543,000                 $     1,590,558
                                                                          ==========================       ========================


The accompanying footnotes are an integral part of these financial statements.

                M.A. HANNA COMPANY AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Six Months Ended
                                                                                                June 30
                                                                             --------------------------------------------
                                                                                    2000                      1999
                                                                                    ----                      ----
                                                                                         (Dollars in thousands)

Cash Provided from (Used for) Operating Activities
Net income(loss)                                                                  $  (23,116)             $   18,127
Depreciation and amortization                                                         33,377                  32,594
Companies carried at equity
   Income                                                                             (2,134)                 (2,385)
   Dividends received                                                                    728                   1,400

Changes in operating assets and liabilities
   Receivables                                                                       (42,199)                (35,291)
   Inventories                                                                       (16,215)                  2,751
   Prepaid expenses                                                                     (703)                   (889)
   Trade payables and accrued expenses                                                (9,565)                 18,357
Restructuring payments                                                                (3,225)                 (4,643)
Provisional loss from pending sale of assets                                          45,350                       -
Other                                                                                 12,531                  13,553
                                                                             -----------------      -----------------
      Net operating activities                                                        (5,171)                 43,574

Cash Provided from (Used for) Investing Activities
   Capital expenditures                                                              (24,261)                (23,440)
   Acquisitions of businesses, less cash acquired                                    (10,743)                 (9,423)
   Acquisition payments                                                                 (185)                   (233)
   Sales of assets                                                                     6,985                   2,197
   Investments in associated and other companies                                           -                    (391)
   Return of cash from associated and other companies                                  1,008                     512
   Other                                                                                (120)                  6,303
                                                                             -----------------      -----------------
      Net investing activities                                                       (27,316)                (24,475)

Cash Provided from (Used for) Financing Activities
   Cash dividends paid                                                               (11,210)                (10,657)
   Proceeds from the sale of common stock                                                340                     674
   Increase in debt                                                                   91,031                  54,699
   Reduction in debt                                                                 (47,937)                (56,798)
                                                                             -----------------      -----------------
      Net financing activities                                                        32,224                 (12,082)

   Effect of exchange rate changes on cash                                            (1,015)                    284
                                                                             -----------------      -----------------

Cash and Cash Equivalents
   Increase (decrease)                                                                (1,278)                  7,301
   Beginning of period                                                                40,937                 32,3220
                                                                             -----------------      -----------------
   End of period                                                                  $   39,659              $   39,623
                                                                             =================      =================

Cash paid during period
   Interest                                                                       $   16,471              $   15,691
   Income taxes                                                                        8,681                     302

The accompanying footnotes are an integral part of these financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

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

Net Income Per Share of Common Stock

Basic net income per share is computed by dividing net income applicable to common stock by the average number of shares outstanding of 44,943,169 and 44,577,005 for the quarters ended June 30, 2000 and 1999, respectively. Outstanding shares for the six months ended June 30, 2000 and 1999 were 44,946,516 and 44,530,611. Shares of common stock held by the Associates Ownership Trust ("AOT") enter into the determination of the average number of shares outstanding as the shares are released from the AOT to fund a portion of the Company's obligations under certain of its employee compensation and benefit plans.

The number of shares used to compute diluted net income per share is based on the number of shares used for basic net income per share increased by the common stock equivalents which would arise from the exercise of stock options. The average number of shares used in the computation was 45,033,946 and 44,886,750 for the quarters ended June 30, 2000 and 1999, respectively, and 45,013,024 and 44,680,533 for the six months ended June 30, 2000 and 1999, respectively.

Comprehensive Income

Comprehensive income (loss) for the second quarter of 2000 and 1999 was ($29,199) and $8,795, respectively. Comprehensive income (loss) for the six months ended June 30, 2000 and 1999 was, ($23,512) and $13,438, respectively. Comprehensive income includes net income and foreign currency translation adjustments for the quarters and six months ending June 30, 2000 and 1999, respectively.

Pending Accounting Changes

In June, 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137 which delays the effective date of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", to fiscal years beginning after June 15, 2000. The Company is analyzing the impact of SFAS 133 and will adopt it in 2001.

Profit Improvement Plan

During the first six months of 2000, the Company continued to take actions under its Profit Improvement Plan announced during the third quarter of 1998. Details of the utilization of the profit improvement accruals during the first six months of 2000 are as follows:

                               Accrual Balance             Utilized first six               Accrual Balance
                              December 31, 1999              months of 2000                  June 30, 2000
                              ------------------             ---------------                 -------------
Associate Costs                  $      907                     $     359                      $     548
Plant Closures                   $      511                     $      42                      $     469
                                -----------                    ----------                      ---------
                                $     1,418                     $     401                      $   1,017
                                ============                   ==========                      =========



Business Segments

The Company has three reportable segments - rubber processing, plastic processing and distribution. The reportable segments are business units that offer different products and services. Additionally, the manufacturing processes for rubber processing and plastic processing are different. Rubber processing includes the manufacture of custom rubber compounds and additives. Plastic processing includes the production of custom plastic compounds and custom formulated colorants and additives. Distribution includes distribution of engineered plastic shapes and thermoplastic resins. On May 11, 2000, the Company announced it had signed a definitive agreement to sell a substantial component of its Cadillac plastic shapes distribution and fabrication business to GE Plastics. At June 30, 2000, the Company recorded a pre-tax charge of $45.3 million related to the writedown of goodwill and closing costs associated with the sale. On July 31, 2000, the Company completed the divestiture of this business with GE Plastic. Other operations include the Company's Diversified Polymer Products business and its marine operations. During the third quarter of 1999, the Company sold its thermoset resins and glass fiber materials business and the Company's management contract for dock operations expired. In April 2000, the Company completed the previously announced divestiture of its Diversified Polymer Products business.

                                          Rubber        Plastic                      Other
                                         Processing    Processing    Distribution  Operations    Corporate      Total
                                         ----------    ----------    ------------  ----------    ---------      -----
QUARTER ENDING JUNE 30, 2000
Net sales from external customers        $129,817       $242,053      $234,630         $288        $   -      $606,788
Intersegment sales                            884          5,962         1,879            -            -         8,725
Operating income (loss)                     9,863         13,621      (41,340)         (70)      (4,818)      (22,744)

QUARTER ENDING JUNE 30, 1999
Net sales from external customers        $130,721       $227,725      $232,132       $3,685        $   -      $594,263
Intersegment sales                            856          5,462         1,571            -            -         7,889
Operating income                           11,532         16,028         3,592          344      (5,790)        25,706

SIX MONTHS ENDING JUNE 30, 2000
Net sales from external customers        $267,381       $483,572      $463,839       $4,678        $   -    $1,219,470
Intersegment sales                          2,415         11,828         3,582            -            -        17,825
Operating income (loss)                    22,455         28,074      (37,518)        (188)     (10,359)         2,464

SIX MONTHS ENDING JUNE 30, 1999
Net sales from external customers        $260,919       $453,175      $453,420       $7,308        $   -    $1,174,822
Intersegment sales                          1,573         10,820         3,232            -            -        15,625
Operating income                           22,898         29,954         6,110          579     (12,543)        46,998


Merger

On May 8, 2000, the Company announced that it and The Geon Company will consolidate into a new Ohio Corporation, PolyOne(TM) Corporation. The Geon Company is a leading Ohio-based polymer services and technology company with operations in vinyl compounds, specialty vinyl resins and formulations, engineered films and other value-added products and services. The consolidation will take place in the form of a cashless stock swap, and following the consolidation the shareholders of each company will hold approximately 50 percent of the new corporation. Consummation of the transaction is subject to approval by the shareholders of both companies and is expected to be consummated in the third quarter of 2000.

Subsequent Event

On July 19, 2000, the Company announced it had signed a definitive agreement to sell its Richmond Aircraft Products unit to UMECO, plc. Richmond Aircraft is part of the Company's Cadillac Plastic subsidiary. The agreement includes substantially all of the assets of Richmond Aircraft. The sale is subject to regulatory approval and is targeted to close in August 2000.

On July 31, 2000, the Company announced it had signed a definitive agreement to sell its 50 percent interest in three shapes distribution joint ventures to Thyssen Krupp Materials & Services AG. The three joint ventures are a part of the Company's Cadillac Plastic subsidiary. The sale is subject to regulatory approval and is expected to close in the fourth quarter of 2000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

              INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Consolidated net sales for the quarter ending June 30, 2000 increased 2.1 percent to $606.8 million from $594.3 million for the quarter ending June 30, 1999. The quarterly sales increases are attributable to a 3.8 percent increase in sales volume, a favorable 2.6 percent price/mix variance, and an unfavorable
2.4 percent foreign exchange impact. The six months ending June 30 experienced a
3.8 percent increase in consolidated net sales to $1,219.5 million in 2000 from $1,174.8 million in 1999. The sales increases are attributable to a 6.0 percent increase in sales volume, a favorable 1.7 percent price/mix variance, and an unfavorable 2.1 percent foreign exchange impact. The combined impact from acquisitions net of divestitures was an unfavorable 1.9 percent for the quarter ending June 30, 2000 and an unfavorable 1.8 percent for the six months ending June 30, 2000.

Net sales for the quarter in the plastic processing segment increased 6.4 percent to $248.0 million in 2000 compared with $233.2 million in 1999. Quarterly volume increased 3.0 percent and price/mix increased 4.2 percent while the foreign exchange impact was an unfavorable 4.0 percent. Net sales for the six months ending June 30 increased 6.8 percent to $495.4 million in 2000 from $464.0 million in 1999. Volume increased 4.1 percent, price/mix variance was a favorable 3.9 percent while foreign exchange had an unfavorable 4.0 percent impact for the six months ending June 30, 2000. Acquisitions in the plastic processing segment increased net sales 3.2 percent for the quarter and 2.8 percent for the six months ending June 30, 2000. Operating margins were 5.5 percent in the second quarter of 2000 compared with 6.9 percent for the comparable period in 1999. Operating margins for the six month periods were 5.7 percent and 6.5 percent in 2000 and 1999, respectively. The decline in operating margins was partly the result of raw material cost increases that the Company was unable to fully offset with price increases. In response to this, the Company is implementing customer equity analysis, which evaluates customers according to profitability and focuses on growing business with profitable customers, as well as examining pricing stewardship across all customers.

The rubber processing segment's quarterly net sales declined 0.7 percentage points to $130.7 million in 2000 compared with $131.6 million in 1999. Quarterly net sales volume increased 0.7 percentage points, the price/mix variance was an unfavorable 0.6 percentage points, and foreign exchange had a negative 0.8 percentage point impact. Net sales increased 2.8 percent to $269.8 million for the six months ending June 30, 2000 from $262.5 million for six months ending June 30, 1999. During the six months ending June 30, 2000 net sales volume increased 7.5 percent, the price/mix variance was an unfavorable 4.0 percent, and foreign exchange had an unfavorable 0.7 percentage point impact. Operating margins were 7.5 percent in the second quarter of 2000 compared with 8.8 percent in the comparable 1999 period. Operating margins for the six month periods were
8.3 percent and 8.7 percent in 2000 and 1999, respectively. The decline in operating margins was due in part to the start-up of a new rubber compounding plant in Mexico. The plant's revenue base has not yet matched the level of operating expenses but expectations are for the facility to break even in the third quarter. Also impacting operating margins was margin pressure from raw material cost increases. The Company has implemented price increases for its automotive customers effective July 1, which the company expects to see the effects of in the third quarter.

The distribution segment's quarterly net sales increased 1.2 percent to $236.5 million in 2000 from $233.7 million for the comparable period in 1999. Quarterly sales volume increased 6.6 percent, the price/mix variance was a favorable 2.8 percent, foreign exchange had an unfavorable 1.6 percent impact, and a 1999 divestiture resulted in an unfavorable 6.6 percent impact. Net distribution sales increased 2.4 percent to $467.4 million from $456.7 million for the six-month periods ending June 30, 2000 and 1999, respectively. Sales volume increased 7.2 percent, the price/mix variance was a favorable 2.8 percent, foreign exchange had an unfavorable 0.8 percentage point impact, and a 1999 divestiture resulted in an unfavorable 6.8 percent impact for the six months ending June 30, 2000. Operating margins, excluding the one-time charge related to the writedown of goodwill and closing costs associated with the sale of a substantial portion of the Company's shapes distribution business, increased from 1.5 percent in the second quarter of 1999 to 1.7 percent in the comparable period in 2000. Operating margins also increased in the six months ended June 30, 2000 to 1.7 percent, compared with
1.3 percent in the comparable period in 1999. The Company's resin distribution business showed solid growth benefiting from the strong market demand for its products and improved operational efficiencies. The Company's shapes distribution business performed below expectations, in part because an action plan intended to modify the overall operating structure was put on hold as the Company sought to divest this business. The sale of the largest portion of this business was consummated on July 31, 2000. Agreements are in place for the sales of the remainder of the business.

Gross margins declined 1.1 percent for the second quarter to 17.0 percent in 2000 compared with 18.1 percent in 1999 and declined 0.8 percentage points for the six month periods ending June 30 to 17.3 percent in 2000, compared with 18.1 percent in 1999. The decrease in gross margins is attributable to the aforementioned raw material price increases, plant start up costs and the delayed action plan to improve the profitability of the shapes distribution business.

Selling, general and administrative expenses for the quarter ending June 30, 2000 were $76.5 million or 12.6 percent of sales compared with $76.1 million or
12.8 percent of sales for the same period in 1999. Selling, general and administrative expenses for the six months ending June 30, 2000 were $155.6 million or 12.8 percent of sales and $154.8 million or 13.2 percent of sales for the six months ending June 30, 1999.

Other-net increased to $45.6 million for the quarter and $45.9 million for the six months ended June 30 due to the one-time nonrecurring charge of $45.3 million related to the writedown of goodwill and closing costs associated with the sale of a substantial portion of the Company's shapes distribution business to GE Plastics.

The effective tax rate for the quarter and six months ended June 30, 2000 was impacted by two nonrecurring items. During the second quarter of 2000, the Company reached a settlement with the Internal Revenue Service on examinations of previously filed tax returns, which resulted in a one-time reduction of income tax reserves of $10.5 million. Also recognized in the period was a tax provision of $7.0 million related to the disposition of the shapes distribution business.

Liquidity and Sources of Capital

Operating activities used $5.2 million for the first six months of 2000, which included the use of $68.7 million for working capital requirements. Investing activities used $27.3 million and included $24.3 million for capital expenditures and $10.7 million for acquisitions. Financing activities provided $32.2 million, which included increasing debt by $43.1 million and paying dividends of $11.2 million.

The current ratio was 2.0:1 at June 30, 2000 and 1.7:1 at December 31, 1999. Debt to total capital was 47.1 percent at June 30, 2000 and 43.5 percent at December 31, 1999.

Market Risk

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

Environmental Matters

Claims have been made against subsidiaries of the Company for costs of environmental remediation measures taken or to be taken in connection with operations that have been sold or closed. These include the clean-up of Superfund sites and participation with other companies in the clean-up of hazardous waste disposal sites, several of which have been designated as Superfund sites. There are seventeen sites that are in the process of being remediated. Reserves for such liabilities have been established on an undiscounted basis and no insurance recoveries have been anticipated in the determination of reserves. Due to evolving remediation technology, changing regulations, inherent shortcomings of the estimation process and other factors, amounts accrued could vary significantly from amounts paid or to be paid. Accordingly, it is not possible to estimate a meaningful range of possible exposure. While it is not possible to predict with certainty, management believes that the aforementioned claims will be resolved without material adverse effect on the financial position, results of operations or cash flows of the Company.

Subsequent Events

On July 19, 2000, the Company announced it had signed a definitive agreement to sell its Richmond Aircraft Products unit to UMECO, plc. Richmond Aircraft is part of the Company's Cadillac Plastic subsidiary. The agreement includes substantially all of the assets of Richmond Aircraft. The sale is subject to regulatory approval and is targeted to close in August 2000.

On July 31, 2000, the Company announced it had signed a definitive agreement to sell its 50 percent interest in three shapes distribution joint ventures to Thyssen Krupp Materials & Services AG. The three joint ventures are a part of the Company's Cadillac Plastic subsidiary. The sale is subject to regulatory approval and is expected to close in the fourth quarter of 2000.

Other

Any forward-looking statements included in this quarterly report are based on current expectations. Any statements in this report that are not historical in nature are forward-looking statements. Actual results may differ materially depending on business conditions and growth in the plastics and rubber industries, general economy, foreign political and economic developments, availability and pricing of supplies and raw materials, changes in product mix, shifts in market demand, the success of the Company's lean manufacturing and Supply Chain initiatives, the continuing improvement in the domestic plastic processing businesses, and changes in prevailing interest rates, inability to pass raw material cost increases through to customers, and unanticipated delays in effecting divestitures.

                                     PART II

Item 6        Exhibits and Reports on Form 8-K

(a) On May 9, 2000, the Registrant filed a current Report on Form 8-K, reporting its execution of an Agreement and Plan of Consolidation with The Geon Company (a Delaware Corporation) to form a new Ohio Corporation.

(b) On May 11, 2000, the Registrant filed a Current Report on Form 8-K, reporting its execution of a definitive agreement to sell a substantial component of the Registrant's Cadillac Plastics shapes distribution and fabrication businesses to GE Plastics. The agreement includes substantially all the assets and leased facilities in North America, Asia, the United Kingdom, and the Netherlands.

(c) On July 26, 2000, the Registrant filed a Current Report on Form 8-K, reporting its financial results for the quarter ended June 30, 2000.

(d) On August 14, 2000, the Registrant filed a Current Report on Form 8-K, reporting the completion of the previously announced disposition of substantially all of the assets of the Registrant's Cadillac Plastics shapes distribution and fabrication business to GE Plastics.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               M. A. HANNA COMPANY (Registrant)




                                  /s/ Thomas E. Lindsey
                                  ------------------------------

                                  Thomas E. Lindsey
                                  Controller
                                  (Principal Accounting Officer)



Date: August 14, 2000